Form 10QSB
period 2007-09-30
W2 ENERGY INC
filed 2007-11-14
CIK 1366430

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly  report under Section 13 or 15(d) of the Securities  Exchange Act of 1934
for the quarterly period ended September 30, 2007

☐  Transition report under Section 13 or 15(d) of the Securities  Exchange Act of 1934
for the transition period from ______________ to ______________

Commission file number:
000-52277

W2 ENERGY, INC.

(Exact name of small business issuer as specified in its charter)

Nevada	20-1740321
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26 Densley Avenue
Toronto, Ontario M6M 2R1
(Address, including zip code, of principal executive offices)

Issuer’s telephone number : (416) 246-1100

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  COMMON STOCK, PAR VALUE $.001 PER SHARE

Check whether the Registrant:  (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of September 30, 2007 was 147,787,197.

W2 ENERGY, INC.

This Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties, which could cause actual results to differ materially from those, described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors, which could cause such results to differ materially from those described in the forward-looking statements, and elsewhere,, are incorporated by reference into this Form 10-QSB.

PART I: FINANCIAL INFORMATION

Item1. Financial Statements

W2 ENERGY, INC.
Balance Sheets

ASSETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash	$5	$234,361
Prepaid expenses	22,853	1,650

Total Current Assets	22,858	236,011

PROPERTY AND EQUIPMENT, net	8,640	5,275

OTHER ASSETS

Technology	-	-

Total Other Assets	-	-

TOTAL ASSETS	$31,498	$241,286

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$156,795	$150,746
Related party payables	486	486
Notes payable	456,253	683,192

Total Current Liabilities	613,534	834,424

TOTAL LIABILITIES	613,534	834,424

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001par value; 250,000,000 shares authorized; 147,787,197
and 111,755,619 shares issued and outstanding, respectively	147,787	111,756
Additional paid-in capital	17,067,160	16,495,741
Accumulated deficit	(17,796,983)	(17,200,635)

Total Stockholders' Equity (Deficit)	(582,036)	(593,138)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$31,498	$241,286

The accompanying notes are an integral part of these condensed financial statements.

W2 ENERGY, INC.
Statements of Operations
(Unaudited)

					From
	For the Three		For the Nine		Inception
	Months Ended		Months Ended		Through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

REVENUES	$-	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Research and development	44,916	-	81,158	6,221	188,727
General and administrative	112,869	84,274	189,236	155,683	15,986,064
Consultation fees	193,437	234,175	288,505	406,535	288,505

Total Expenses	351,222	318,449	558,899	568,439	16,463,296

LOSS FROM OPERATIONS	(351,222)	(318,449)	(558,899)	(568,439)	(16,463,296)

OTHER INCOME (EXPENSES)

Interest expense	(11,029)	(17,959)	(37,746)	(55,723)	(185,885)
Interest income	2	639	297	732	1,748

Total Other Income (Expenses)	(11,027)	(17,320)	(37,449)	(54,991)	(184,137)

DISCONTINUED OPERATIONS	-	-	-	-	(1,149,550)

NET LOSS	$(362,249)	$(335,769)	$(596,348)	$(623,430)	$(17,796,983)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.01)

BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	141,696,408	104,530,619	129,771,408	62,620,202

The accompanying notes are an integral part of these condensed financial statements.

W2 ENERGY, INC.
Statements of Cash Flows
(Unaudited)

			From
	For the Nine		Inception
	Months Ended		Through
	September 30,		September 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(596,348)	$(623,430)	$(17,796,983)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	441	229	1,027
Common stock issued for services	348,525	397,500	5,226,566
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(21,203)	(26,565)	(22,853)
Increase (decrease) in accounts payable and
and accrued expenses	6,049	43,133	(284,387)

Net Cash Used by Operating Activities	(262,536)	(209,133)	(12,876,630)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	(3,806)	(4,586)	(9,662)

Net Cash Used by Investing Activities	(3,806)	(4,586)	(9,662)

CASH FLOWS FROM FINIANCING ACTIVITIES

Stock offering costs paid	-	-	(41,200)
Repayment of notes payable	(151,939)	(5,982)	(218,747)
Common stock issued for cash	183,925	627,000	13,146,244

Net Cash Provided by Financing Activities	31,986	621,018	12,886,297

NET INCREASE (DECREASE) IN CASH	(234,356)	407,299	5

CASH AT BEGINNING OF PERIOD	234,361	-	-

CASH AT END OF PERIOD	$5	$407,299	$5

SUPPLIMENTAL DISCLOSURE OF
CASH FLOW INFORMATION

Common stock issued for services	$348,525	$397,500	$5,226,566
Debt paid with common stock	75,000	-	218,747

The accompanying notes are an integral part of these condensed financial statements.

W2 ENERGY, INC.
Notes to the Condensed Financial Statements
September 30, 2007 and December 31, 2006

NOTE 1 -        CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2007, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements.  The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

NOTE 2 -        GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The Company has applied for funding to construct a 10,000 bbd plant which upon its completion is expected to provide sufficient revenues to allow it to continue as a going concern. In the interim the Company expects to raise operating capital through the private placement of its common stock.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 -        EQUITY ACTIVITY

In 2007, the Company issued 24,750,000 shares of its common stock for services valued at $348,525. Common stock issued for services is valued at the trading price of the shares on the date they are issued.

NOTE 4 -        RESTATED FINANCIAL STATEMENTS

The Company’s financial statements have been restated to reflect the operations of WWT as its predecessor. A summary of the restated financial statements is as follows:

Balance Sheet	Original	As Restated

Current Assets	$236,011	$236,011
Property and Equipment	5,275	5,275
Other Assets	1,728,376	-
Current Liabilities	834,424	834,424
Stockholders’ equity	1,135,238	(593,138)

Statement of Operations (from Inception Column)

Revenues	-	-
Expenses	855,469	15,902,397
Discontinued operations	-	(1,149,550)
Net Loss	(1,002,062)	(17,200,635)

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations

The following discussion is intended to provide an analysis of our financial condition and Plan of Operation and should be read in conjunction with our financial statements and the notes thereto set forth herein.  The matters discussed in this section that are not historical or current facts, deal with potential future circumstances and developments.  Our actual results could differ materially from the results discussed in the forward-looking statements.  Factors that could cause or contribute to such differences include those discussed below.

MANAGEMENT'S  DISCUSSION & ANALYSIS OF FINANCIAL  CONDITION & RESULTS OF OPERATION

Plan of Operation

Since our inception, we began the development and design of our biomass plasma reactor for the production of Fisher Tropsch liquid fuel.  To date the company has successfully built as lab scale version of the reactor and has acquired sufficient data to begin development of the larger scale plant.  In order to succeed, we intend to do the following.

Our focus in the next 12 months has been to seek necessary working capital, and to develop our bench scale plant. Our development plan focuses on joint venture relationships and strategic partnerships, through participation in trade shows and other direct marketing efforts. Our marketing strategy is based on a reliable product, consistent quality and the delivery of a unique liquid fuel product. We estimate the necessary proceeds to implement this stage of the development plan to be $500,000. We do not plan to carry out these actions until we have secured funds from equity investment to fund this development plan. At this time, it is uncertain as if we can secure necessary financing.

W2 Energy’s long term business strategy is to focus and develop a commercial application of our plasma-assisted biomass to energy plant. We will utilize a combination of technologies which have been developed by the company, strategic partners and contractors to produce sulfur free diesel, fertilizer and electricity from waste and other organic feedstock. W2 Energy’s long term business plan calls for the commercialization of the technologies though a series of scale-up plants starting with a 100 bbd(barrel per day), then a 1000 bbd plant and finally a series of 10,000 bbd plants throughout the continental United States, Mexico and Canada. We intend to finance this long term strategy via cash flow from the lower producing plants as well as equity, debt and joint venture financing. We estimate the necessary proceeds to develop the 100 bb/d plant to be $2,500,000.  At this time we are uncertain if we can secure the necessary funding..

We will also focus on technologies acquired from the acquisition of World Wise technologies and license or sell the technologies which no longer fit into the company’s business plan. The revenue generated from these technologies will be directed to further the development of the lesser developed technologies that fall within the company’s business vision. We will market these technologies on a best efforts basis providing there is sufficient capital to effectively pursue this option.

Liquidity and Capital Resources.

At September 30, 2007, our current assets were $22,858; current liabilities were $613,534, resulting in a working capital deficit of $590,676.

At September 30, 2007, we had cash and cash equivalents of $5.

The Company anticipates the future cash flow from revenue and existing financing facilities would be adequate to fund our operations over the next twelve (12) months.  We have no lines of credit or other bank financing arrangements.  However, the Company is meeting its requirements from line of credit obtained by a related party. Generally, we have financed operations to date through private placement and shareholder loans. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating construction of our pilot plant, the development of catalysts for fuel production and scale-up large plant designs.  We intend to finance these expenses from equity investment and future revenues from operations.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

MATERIAL COMMITMENTS

We have no material commitments as at the date of this registration statement.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve (12) months.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our  management,  with the  participation  of both of our  president  and  chief financial  officer,  carried  out  an  evaluation  of the  effectiveness  of our "disclosure  controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange  Act") Rules  13a-15(e) and  15-d-15(e)) as of the end of the period  covered by this  report  (the  "Evaluation  Date").  Based upon that evaluation,  both of our president and chief financial officer concluded that as of the Evaluation Date, our disclosure  controls and procedures are effective to ensure that  information  required to be  disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported,  within the time  periods  specified  in the SEC's rules and forms and (ii) is accumulated and communicated to our management,  including our president and chief financial officer,  as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could   significantly affect those controls since the most recent evaluation of such controls.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

July 27, 2007	TJ Management	2,631,578	$50,000.00	USA
August 24, 2007	Charles Marchitello	1,250,000	$25,000.00	USA
August 28, 2007	6203221 Canada Inc.	3,000,000	$30,000.00	Canada
August 31 2007	Pudong llc.	2,000,000	$20,000.00	USA
September 11, 2007	Charles Marchitello	1,400,000	$25,000.00	USA

The shares of unregistered securities issued pursuant to the above table were issued in reliance upon exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Act") and Regulation S promulgated under the Act. All investors were either business associates of, or personally known to, our officer and director and are accredited investors as such term is defined in Rule 501 promulgated under the Act. Each investor completed a subscription agreement whereby the investors certified that they were purchasing the shares for their own accounts, with investment intent. This offering was not accompanied by general advertisement or general solicitation and the shares were issued with a Rule 144 restrictive legend.

Item 3.  Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

31.1	Certificate of Principal Executive Offic
31.2	Certificate of Principal Accounting Officer
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W2 ENERGY, INC.
(Registrant)

Date: November 14, 2007	By:	/s/ Michael McLaren
Michael McLaren
Principal Executive Officer

Date: November 14, 2007	By:	/s/ Michael McLaren
Michael McLaren
Principal Accounting Officer Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 14, 2007	By:	/s/ Michael McLaren
Michael McLaren, Director

Date: November 14, 2007	By:	/s/ Ron Maruszczak
Ron Maruszczak, Director

Date: November 14, 2007	By:	/s/ Sigmund Phillipe Friberg
Sigmund Phillipe Friberg

Date: November 14, 2007	By:	/s/ Pierre Besuchet
Pierre Besuchet