Form 10QSB/A
period 2007-09-30
W2 ENERGY INC
filed 2007-12-26
CIK 1366430

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
First Amendment

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

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

PART I: FINANCIAL INFORMATION

Item1. Financial Statements

W2 ENERGY, INC.
(A Development Stage Company)
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
(A Development Stage Company)
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
(A Development Stage Company)
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
(A Development Stage Company)
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

NOTE 2 -        GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.  The company continues to seek funding to execute on is scale-up strategy from lab scale to commercial scale plants.  In the interim the Company expects to raise operating capital through the private placement of its common stock.

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

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that occurred during our last fiscal quarter  that has materially affected, or is reasonably likely to materially affect, our  internal control over financial reporting

PART II: OTHER INFORMATION

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

Item 3.  Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

31.1	Certificate of Principal Executive Officer
31.2	Certificate of Principal Accounting Officer
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W2 ENERGY, INC.
(Registrant)

Date: December 21, 2007	By:	/s/ Michael McLaren
Michael McLaren
Principal Executive Officer

Date: December 21, 2007	By:	/s/ Michael McLaren
Michael McLaren
Principal Accounting Officer Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 21, 2007	By:	/s/ Michael McLaren
Michael McLaren, Director

Date: December 21, 2007	By:	/s/ Ron Maruszczak
Ron Maruszczak, Director

Date: December 21, 2007	By:	/s/ Sigmund Phillipe Friberg
Sigmund Phillipe Friberg

Date: December 21, 2007	By:	/s/ Pierre Besuchet
Pierre Besuchet