Form 10QSB/A
period 2007-09-30
W2 ENERGY INC
filed 2008-03-17
CIK 1366430

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
Second Amendment

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

Changes in Internal Controls

There were no changes in our internal controls or in other factors that occurred during our last fiscal quarter  that have materially affected, or are reasonably likely to materially affect, our  internal control over financial reporting.

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

W2 ENERGY, INC.
(Registrant)

Date: March 14, 2008	By:	/s/ Michael McLaren
Michael McLaren
Principal Executive Officer

Date: March 14, 2008	By:	/s/ Michael McLaren
Michael McLaren
Principal Accounting Officer Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 14, 2008	By:	/s/ Michael McLaren
Michael McLaren, Director

Date: March 14, 2008	By:	/s/ Ron Maruszczak
Ron Maruszczak, Director

Date: March 14, 2008	By:	/s/ Sigmund Phillipe Friberg
Sigmund Phillipe Friberg

Date: March 14, 2008	By:	/s/ Pierre Besuchet
Pierre Besuchet