Form 10KSB
period 2007-12-31
W2 ENERGY INC
filed 2008-04-15
CIK 1366430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 000- 1366430

W2 Energy, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-1740321
(State of Incorporation)	(IRS Employer Identification Number)

26 Densley Avenue
Toronto, Ontario M6M 2R1

 (Address of principal executive offices)

Registrant’s Telephone Number:

(416) 246-1100

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

            Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☒

The aggregate market value of the common stock, par value $0.001 per share, held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on March 31, 2008 was $ 49,059.

As of March 31, 2008, there were 6,132,394 shares of the Registrant’s Common Stock issued and outstanding.

PART I

Item 1.	Business

W2 Energy, Inc, (W2 Energy) was originally incorporated in Nevada in October of 2004 as World Wise Technologies, Inc. Our name was changed to W2 Energy, Inc. on December 1, 2004. On December 15, 2004, W2 Energy acquired 100% of the issued and outstanding common stock of World Wise Technologies, Inc., an Ontario corporation formed in 1987 (WWT). Thereafter, W2 Energy, as the sole shareholder of WWT, elected to dissolve WWT, and all the assets of WTT were distributed to W2 Energy.

W2 Energys website may be found at www.w2energy.com

PRODUCTS AND SERVICES

W2 Energy is a development stage company intent on becoming a major supplier in the Biofuel marketplace. The primary business of W2 Energy shall be the production liquid fuels from bio-mass feedstock and the co-generation of electricity via heat recapture from the process. We have not yet commenced production. W2 Energys process begins with a  reforming reactor that breaks down biomass into Hydrogen (H2) and Carbon Monoxide (CO) which is commonly know as syngas. The reactor  utilizes non-thermal plasma as opposed to thermal plasma of which there are a number of application in the market today.   Based on the relative temperatures of the electrons, ions and neutrals, plasmas are classified as thermal or non-thermal. Thermal plasmas have electrons and the heavy particles at the same temperature i.e. they are in thermal equilibrium with each other. Non thermal plasmas on the other hand have the ions and neutrals at a much lower temperature (normally room temperature) whereas electrons are much "hotter thus making non-thermal plasma more chemically reactive require lower energy input than thermal plasma which is used to incinerate. The W2 Energy reactor utilizes the energy stored in the biomass to assist in the breakdown of the raw materials. This methodology greatly reduces the amount of energy needed to inject into the system in the form of heat or electrical energy.

The W2 Energy reactor also decomposes the biomass in a manner in which any Carbon Dioxide (CO2) that would have been produced in tradition methods such as steam reforming, gasification, thermal plasma decomposition is concerted into carbon sub-oxides in the form of Humic Acid (C3O2). This polymerized thermodynamically stable substance is then mixed with the ash from the system to produce a high grade organic fertilizer.

The H2/CO or syngas is then passed thru a number of filters to reduce any contaminants and then cooled in a heat exchanger which generated steam to be used to recapture the energy and produce electricity in a steam turbine.

The syngas is then passed into our GTL reactor and depending on the catalyst is converted into Fisher-Tropsch diesel fuel and or methanol.

The Fisher-Tropsch process is a catalyzed chemical reaction in which carbon monoxide and hydrogen are converted into liquid hydrocarbons of various forms. Typical catalysts used are based on iron and cobalt. The principal purpose of this process is to produce a synthetic petroleum substitute for use as synthetic lubrication oil or as synthetic fuel.

The Company’s first plant will produce diesel fuel at a rate of 100 bbl/d or 5000 Metric Tons per year. The company will then scale-up the plants to reach 10,000 bbl/d or 500,000 Metric Tons per year within the next 3 years.

Although liquid fuel and electricity derived from renewable sources without the expulsion of CO2 into the atmosphere would sell at a premium in the open market W2 Energy's looking forward business plan will use current commodity prices as a benchmark for pro forma statements.

Item 1.	Business (continued)

PRODUCT STRATEGY

Projects

Our pilot plant will combine a BPR (Biomass Plasma Reactor) plasma reactor and a 10 MW electrical generator with a GTL (Gas To Liquids) reactor capable of 100 barrels per day output. The BPR system will be engineered to produce syngas H2 CO and the subsequent gas will be converted into a diesel fuel product by a GTL system designed by W2 Energy Inc. Our production system will have a capacity of 10,000 bbd (barrels per day) and 100 MW of Electricity Generation. The system as a co-product will produce 2,250 tons of fertilizer rich in humic acid which once pelletized would have a commodity price of 200-400 dollars per ton.

INNOVATIONS AND NEXT GENERATION PROJECTS

W2 Energy Inc. has differentiated the liquid fuel production process on the basis of three main features: technology, versatility, and bottom line. The first differentiator is the technology.

The functionality of the BPR improves the performance of the system by using the chemical energy of the materials, rather than external energy input.

The second differentiator is that the current systems are difficult to scale up, requiring the replication of major components of the system. In many cases they are not appropriate for small to medium sized communities. In contrast, increasing the GTL size, turbine size or number of BPR reactors can scale the system.

W2 Energy will apply this principal to its next generation systems the SEGS.

The SEGS (Small Electrical Generating System) will employ a scale version of the BPR reactor, Wind Turbine and the Companys low head hydro-turbine. The combination of renewable energy sources will be ideal for base load application in remote or off grid situations.

STRATEGIC PARTNERS

Aker Kvaerner: General Engineering Partner

Aker Kvrner ASA is a leading global provider of engineering and construction services, technology products and integrated solutions. The business within Aker Kvaerner ASA comprises several industries, including Oil & Gas, Refining & Chemicals, Pharmaceuticals & Biotechnology, Mining & Metals, Power Generation and Pulp & Paper.

W2 Energy and Aker Kvaerner have signed a general services agreement.  According to the terms of the agreement, Aker Kvaerner agrees to provide certain engineering services for the Company with respect to constructing a plant facility.  Upon request by the Company Aker Kvaerner agrees provide a quotation and scope of work, and if agreeable to the Company, the necessary engineering services will commence.  W2 Energy Inc. chose Aker Kvaerner because of its vast experience in petroleum processing and thermal plasma applications.

As of December 31, 2007 and through the date of this filing, W2 Energy has not used the engineering services of Aker Kvaerner, nor has the Company requested a bid with respect to any services.  The Company has no financial or other obligations with respect to the General Services Agreement with Aker Kvaerner, and no funds have changed hands under the terms of the Agreement.  The duration of the Agreement is indefinite.

Item 1.	Business (continued)

Drexel University Plasma reactor and GTL technology Partner

The Drexel Plasma Institute (DPI) was formed in 2002 to stimulate and coordinate research projects related to plasma and other modern high energy engineering techniques.

Today the DPI already became an active multidisciplinary organization involving 23 faculty members from 6 Engineering Departments working in close collaboration with School of Biomedical Engineering, College of Arts and Sciences and College of Nursing and Health Professions.

W2 Energy and Drexel University have co-developed the BPR reactor for the partial oxidization of biomass.  A working laboratory version of BPR (Biomass Plasma Reactor) is located at the Drexel Plasma Institute in Philadelphia.  The BPR reactor technology is co-owned by the Company and DPI, with each entity owning 50%, and each entity being entitled to 50% of the future benefits resulting from the exploitation of the BPR technology.

The sponsored research agreement between W2 Energy and Drexel Plasma Institute was expired according to its own terms as of August 31 2007.   Subsequent to the expiration of the Agreement with DPI, the Company anticipates further manipulating its portion of the BPR technology to such an extent that the Company will be able to secure additional patents independent of DPI.  These independent patents would allow the Company to generate revenues from the exploitation of the technology, without incurring related obligations to DPI.

All research and development and other costs incurred by the Company related to the BPR technology has been expensed as incurred.  As of December 31, 2007 and through the date of this filing, the Company has no obligations to DPI with respect to the BPR technology.

COMPETITION

We will face intense competition from other businesses that design and sell alternative energy source products. Moreover, competition will, to an even greater degree, come from companies who distribute and sell traditional energy source products, including but not limited to, oil, gas, and hydroelectric. The competitors will have longer operating histories, greater brand name recognition, and larger installed customer bases. Competition will pose the following hurdles to our success:

     >>   The established  competition  will have  significantly  more financial resources, R&D facilities,  and manufacturing and marketing experience than those of  W2 Energy. The competition  may make future developments   that  will  render  our   proposed  products obsolete;

     >>   We also expect to face competition from new entrants into its  targeted  industry  segment.  We  anticipate  that demand for products and services based on  alternative  energy sources will grow. As this occurs,  we expect  competition to become more intense and there can be no guarantee  we will be able to remain competitive with new entries into the market;

     >>   We will likely need to obtain and  maintain  certain technical and patent advantages over its competitors. Maintaining such advantages will require a continued  high level of  investment by us in R&D, marketing, sales, and customer support;

     >>   There can be no assurance that we will have sufficient resources to maintain its R&D, marketing,  sales, and customer support efforts on a  competitive  basis,  or that we will be able to make the  technological  advances  necessary to maintain a competitive advantage with respect to our products and services; and

     >>   Increased competition could result in price reductions, fewer product orders,  obsolete  technology,  and reduced operating margins,  any of which could  materially and adversely  affect our business, financial condition, and results of operations.

Item 1.	Business (continued)

SOURCE AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS

There are numerous corporations who sell powered coal as a commodity item as well as the company has begun negotiations with algae suppliers,  peat suppliers and will make proposals to local communities for their waste organics and sewage sludge once the 100 barrel per day plant is operational.  The plant will run primarily on coal until it is complete and commissioned before signing contracts for other raw materials. Presently the reactor developed by W2 Energy and Drexel University is using wood flour purchased ad-hoc from local suppliers

DEPENDENCE ON ONE OR A FEW MAJOR SUPPLIERS

We are not dependent on one or a few major suppliers.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

We do not have any current patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.  All patents held by the Company at any time have expired.

NEED FOR ANY GOVERNMENTAL APPROVAL OF PRINCIPAL PRODUCTS OR SERVICES

We do not require any governmental approvals of our principal products or services.

EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS

We will become subject to various federal, state and local environmental laws and regulations, including those relating to the discharge of materials into the air, water and ground, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the health and safety of our employees. In addition, some of these laws and regulations require our contemplated facilities to operate under permits that are subject to renewal or modification. These laws, regulations and permits can often require expensive pollution control equipment or operational changes to limit actual or potential impacts to the environment. A violation of these laws and regulations or permit conditions can result in substantial fines, natural resource damages, criminal sanctions, permit revocations and/or facility shutdowns.

Furthermore, upon implementing our plan, we may become liable for the investigation and cleanup of environmental contamination at each of the properties that we own or operate and at off-site locations where it may arrange for the disposal of hazardous substances. If these substances have been or are disposed of or released at sites that undergo investigation and/or remediation by regulatory agencies, we may be responsible under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, or other environmental laws for all or part of the costs of investigation and/or remediation, and for damages to natural resources. We may also be subject to related claims by private parties alleging property damage and personal injury due to exposure to hazardous or other materials at or from those properties. Some of these matters may require expending significant amounts for investigation, cleanup, or other costs.

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws, or other developments could require us to make additional significant expenditures. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our production facilities. Present and future environmental laws and regulations (and interpretations thereof) applicable to biofuel production , more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on the results of our contemplated operations and financial position.

Item 1.	Business (continued)

RESEARCH AND DEVELOPMENT

We have incurred approximately $190,000 in research and development costs in the prior two fiscal years. None of these costs have been borne directly by customers.

COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

See  EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS above.

EMPLOYEES

We currently have six (6) full time employees.

AVAILABILITY OF FILINGS

We make all of our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) available, free of charge, on our web site at www.w2energy.com, as soon as reasonably practicable after electronically filing with the Securities and Exchange Commission (the “SEC”). The information on or accessible through our website is not part of this Annual Report on Form 10-K. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Item 1A.         Risk Factors

Risks Related to Our Business and Industry

There has been no established trading market for our common stock.

There has been no established trading market for our common stock.  The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable.  The lack of an active market may also reduce the fair market value of your shares.  An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using our shares as consideration.

Our independent auditors report states that there is a substantial doubt that we will be able to continue as a going concern.

Our independent auditors, Moore and Associates, Chartered Accountants and Advisors, state in their audit report, dated March 27 , 2007 and included with this prospectus, that since we are a development stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

The concentration of our capital stock ownership with our founder and executive officers and directors and their affiliates will limit your ability to influence corporate matters.

Our founder, executive officers and directors will together own approximately 48.24% of our common stock on a fully diluted basis.  As a result, they have significant influence over our management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future.  This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that some of our stockholders do not view as beneficial.  As a result, the market price of our common stock could be adversely affected.

Item 1A.	Risk Factors (continued)

We may not be able to forecast revenues or earnings accurately due to our limited operating history.

As a result of our limited operating history and the emerging nature of the markets in which we compete, we may not be able to forecast revenues or earnings accurately.  We may also be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

We currently have no customers; If we are unable to gain customers and market acceptance for our proposed services, our company could fail.

Acceptance and willingness to try power generation alternatives is often deterred due to the initial costs of getting the system "set-up." There can be no assurance that customers will adopt what we plan to sell. Accordingly, we cannot accurately estimate the potential demand for our services and products. Our management believes that the acceptance of its business will depend on the ability to:

>> Effectively market our services and alternative energy power systems;

>> Provide high quality customer support;

>> Price our service and sell the products in a manner that is appealing to customers;

>> Develop and maintain a favorable reputation among our customers, potential customers, and key businesses within the alternative energy sector; and

>> Have the financial ability to withstand downturns in the general economic environment or conditions that would slow sales of our transportation fuel and electrical power systems.

Many of the factors that may affect the expansion of a customer base are beyond our control. If we are unable to expand our customer base, it will negatively impact the ability to generate revenues, and in turn, prevent us from becoming a profitable business.

Usage of alternative energy sources and related technology, specifically relating to transportation fuel and electrical power systems has not been fully developed in any particular market. Market acceptance of our proposed systems that we anticipate selling will depend in large part upon our ability to demonstrate the technical and operational advantages and the overall cost effectiveness of such a system as compared to traditional energy sources such as oil and gas. Our success is also dependent on our ability to educate and train customers in the proper use and application of our systems. There can be no assurance that our services will achieve a level of market acceptance that will be profitable for us.

We are dependent on Michael McLaren, our Chief Executive Officer and President, and other members of our management team.

Our performance is substantially dependent upon the services and performance of our Chief Executive Officer Michael McLaren, who has extensive experience in our industry.  As of January 1, 2008, we have no employment agreement with Mr. McLaren.  The loss of the services of Mr. McLaren or certain of our management team members for any reason or our inability to attract new management team members with such expertise could adversely affect our operations or otherwise have a material adverse effect on our business.

We will face intense competition, which could lead to greater expense in establishing a position in the marketplace which if we are unable to meet could result in the failure of our company.

We will face intense competition from other businesses that design and sell alternative energy source products. Moreover, competition will, to an even greater degree, come from companies who distribute and sell traditional energy source products, including but not limited to, oil, gas, and hydroelectric. The competitors will have longer operating histories, greater brand name recognition, and larger installed customer bases. Competition will pose the following hurdles to our success:

Item 1A.	Risk Factors (continued)

>> The established competition will have significantly more financial resources, R&D facilities, and manufacturing and marketing experience than those of W2 Energy. The competition may make future developments that will render our proposed products obsolete;

>> We also expect to face competition from new entrants into its targeted industry segment. We anticipate that demand for products and services based on alternative energy sources will grow. As this occurs, we expect competition to become more intense and there can be no guarantee we will be able to remain competitive with new entries into the market;

>> We will likely need to obtain and maintain certain technical and patent advantages over its competitors. Maintaining such advantages will require a continued high level of investment by us in R&D, marketing, sales, and customer support;

>> There can be no assurance that we will have sufficient resources to maintain its R&D, marketing, sales, and customer support efforts on a competitive basis, or that we will be able to make the technological advances necessary to maintain a competitive advantage with respect to our products and services; and

>> Increased competition could result in price reductions, fewer product orders, obsolete technology, and reduced operating margins, any of which could materially and adversely affect our business, financial condition, and results of operations.

Our future is dependent, to a large degree, on technological developments in its field; if we are unable to stay current with these advancements our business may not be viable in the future, which would result in a failure of our company.

The market for our products and services are generally characterized by research resulting in advancement which is competitive with respect to timely innovations. Accordingly, we believe that our ability to succeed in the marketing and sale of transportation fuel and energy systems will depend significantly upon the quality of development of such systems and the continued timely introduction of new and enhanced products at competitive prices.

In particular, our future success is heavily dependent upon transportation fuel and energy systems. There can be no assurance that future developments within this market will be beneficial to the development of our business or that customers will respond effectively to technological changes or new product and services within the marketplace in which we plan to operate.

We do not intend to pay dividends on our common stock, and, consequently, your only opportunity to achieve a return on your investment is if the price of our common stock appreciates.

We have never declared or paid any cash dividends on our common stock and do not intend to pay dividends on our common stock for the foreseeable future.  We intend to invest our future earnings, if any, to fund our growth.  Therefore, you likely will not receive any dividends from us on our common stock for the foreseeable future.

Item 1B.	Unresolved Staff Comments

We currently have unresolved comments related to our initial Form 10SB12G filing originally filed on June 1, 2007, as amended. On April 7, 2008, we filed our 4th amendment to our original Form 10SB12G filing in response to the Commission’s comments and await its response to this filing.

Item 2.	Properties

We lease 2000 square feet of office space located at 26 Densley Avenue, Toronto, Ontario M6M 2R1. Our monthly rental is $ 6000 on a month-to-month basis. We do not have a written lease. We do not lease or own any other property.

Item 3.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  Our operations are subject to federal, state and local laws and regulations. Currently, we are not involved, or the subject of, any pending or existing litigation.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities

Our common stock is currently quoted on The Pink Sheets Electronic Quotation System under the symbol (WWEN)

High low bid price by quarter

Date	High bid	Low bid
Q1 2005	.27	.04
Q2 2005	.15	.04
Q3 2005	.14	.03
Q4 2005	.08	.029
Q1 2006	.05	.02
Q2 2006	.51	.017
Q3 2006	.385	.041
Q4 2006	.084	.045
Q1 2007	.085	.038
Q2 2007	.065	.031
Q3 2007	.06	.022
Q4 2007	.024	.005

These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Source www.stockwatch.com

Holders

As of December 31, 2007, there were 92 holders of record of our Common stock.

Dividends

We have never declared or paid cash dividends on our common stock.  We anticipate that in the future we will retain any earnings for the development and operation of our business.  Accordingly, we do not anticipate declaring or paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

We currently have no Equity Compensation Plan.

    Unregistered Securities Sold.

During the year ended December 31, 2007 we issued 35,943,243 shares of common stock for cash proceeds of $280,875.  In addition, we issued 20,000,000 shares of common stock for services at $0.01 per share, and 6,000,000 shares of common stock for debt at $0.008 per share.

    Preferred Stock

Subsequent to December 31, 2007 the Company authorized the designation of 150,000,000 shares of Class A Convertible Preferred Stock, with a par value of $0.001 per share.  Each share of preferred stock holds a voting preference of two-to-one over the common shares.  The preferred shares shall have liquidation and dividend preference over all common shares.  The preferred shares have no existing dividend rights.  Preferred stock shareholders have the right to convert each preferred share into one common share at any time from the date of issuance.

Item 6.	Selected Financial Data

The following table sets forth certain selected financial data for the fiscal years ended December 31, 2007 and December 31, 2006. The following selected financial data should be read together with our consolidated financial statements and notes thereto as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Balance Sheet:
Current assets	$4,384	$236,011
Total assets	$19,647	$241,286
Current liabilities	$619,905	$834,424
Working capital (deficiency)	(615,521)	(598,413)
Stockholders' equity (deficit)	$(600,258)	$(593,138)
Loss per Share	$(0.00)	$(0.01)
Statement of Operations:	For the Year Ended December 31, 2007	For the Year ended December 31, 2006
Revenue	$-0-	$-0-
Total operating expenses	$667,021	$762,244
Net (loss)	$(704,470)	$(833,469)

•	Less than $0.01 per share

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this form. This discussion contains forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including various risks and uncertainties discussed below and elsewhere in this prospectus, particularly under the heading Risk Factors.

Since our inception, we began the development and design of our biomass plasma reactor for the production of Fisher Tropsch liquid fuel.  To date the company has successfully built as lab scale version of the reactor and has acquired sufficient data to begin development of the larger scale plant.  In order to succeed, we intend to do the following.

Our focus in the next 12 months has been to seek necessary working capital, and to develop our bench scale  plant. Our development plan focuses on joint venture relationships and strategic partnerships, through participation in trade shows and other direct marketing efforts. Our marketing strategy is based on a reliable product, consistent quality and the delivery of a unique liquid fuel product. We estimate the necessary proceeds to implement this stage of the development plan to be $500,000. We do not plan to carry out these actions until we have secured funds from equity investment  to fund this development plan. At this time, it is uncertain as if we can secure necessary financing. The company intends on raising additional funds to satisfy operational costs via private placements of its capital stock.

W2 Energy’s long term business strategy is to focus and develop a commercial application of our plasma-assisted biomass to energy plant. The company will utilize a combination of technologies which have been developed by the company, strategic partners and contractors to produce sulfur free diesel, fertilizer and electricity from waste and other organic feedstock. W2 Energys long term business plan calls for the commercialization of the technologies though a series of scale-up plants starting with a 100 bbd(barrel per day), then a 1000 bbd plant and finally a series of 10,000 bbd plants throughout the continental United States, Mexico and Canada. The company intends to finance this long term strategy via cash flow from the lower producing plants as well as equity, debt and joint venture financing  We estimate the necessary proceeds to develop the 100 bb/d plant to be $2,500,000.  At this time the company is uncertain if we can secure the necessary funding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

The Company will also focus on technologies acquired from the acquisition of World Wise technologies and license or sell the technologies which no longer fit into the Company’s business plan. The revenue generated from these technologies will be directed to further the development of the lesser developed technologies that fall within the companies business vision. The corporation will market these technologies on a best efforts basis providing there is sufficient capital to effectively pursue this option.

Liquidity and Capital Resources

At December 31, 2007, our current assets were $4,384, current liabilities were $619,905, resulting in a working capital deficit of $615,521.

At December 31, 2007, we had cash and cash equivalents of $29.

The Company anticipates the future cash flow from revenue and existing financing facilities will not adequate to fund our operations over the next twelve (12) months.  We have no lines of credit or other bank financing arrangements.  The Company has been able to meet its cash requirements because of its utilization of a related party financing arrangement.  This related party, Premier Capital, has provided and will continue to provide periodic cash inflows in order to assist the Company in meeting its operational obligations.   This note is due on November 1, 2011, and bears interest at a rate of 9.5% per annum. The Company is able to borrow additional funds under the terms of this note up to $750,000.  Beginning November 1, 2007, the Company agreed to begin making monthly payments on the note in the amount of $11,463, plus interest.  As of December 31, 2007 and through the date of this filing, the Company had not made any such monthly payments.  Premier Capital has not made demand for the payments, and the amounts due continue to be accrued in the Company’s accounting records.  As of December 31, 2007, the total outstanding balance on this note was $137,556.  These note terms were amended, by consent of both parties, on November 2, 2007.  SEE CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS SECTION.  Generally, we have financed operations to date through private placement and shareholder loans.  We expect that the related party will continue to fund our cash flow for at least the next 12 months.

In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating construction of our pilot and the development of catalysts and scale-up large plant designs.  We intend to finance these expenses from equity investment and future revenues from operations.

Significant Accounting Policies

The Company has adopted the following accounting pronouncements:

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In February 2007 , the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations - (continued)

In June 2007, the Financial Accounting Standards Board issued FAS No. 141R, Business Combinations - This Statement implements certain revisions to SFAS 141, including changes to the measurement of purchase consideration, measurement of goodwill, capitalization of in-process research and development, and definition of the acquisition date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The implementation of this pronouncement had no effect on the Company’s consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

From time to time, the Company may be exposed to the risk of future currency exchange rate fluctuations, which is accounted for as an adjustment to stockholders’ equity and changes in the exchange rates between various foreign currencies and the U.S. dollar may, as a result, have an impact on the accumulated other comprehensive income (loss) component of stockholders’ equity reported by the Company, and such effect may be material in any individual reporting period. The Company is currently not a party to any market risk sensitive instruments, or any derivative contracts or other arrangements that may reduce such market risk.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and related notes and Reports of Independent Registered Public Accounting Firms follow on subsequent pages of this report Form 10-K.

W2 ENERGY, INC.
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
INDEX

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
W2 Energy Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of W2 Energy Inc. (A Development Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and since inception of development stage on October 1, 1992 through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of W2 Energy Inc. (A Development Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and since inception of development stage on October 1, 1992 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company does not have significant cash or other current assets, not does it have an established source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 2, 2008
2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

W2 ENERGY, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,
	2007	2006

CURRENT ASSETS

Cash	$29	$234,361
Prepaid expenses	4,355	1,650

Total Current Assets	4,384	236,011

PROPERTY AND EQUIPMENT, net	15,263	5,275

OTHER ASSETS

Technology	-	-

Total Other Assets	-	-

TOTAL ASSETS	$19,647	$241,286

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$78,914	$150,746
Related party payables	486	486
Notes payable	137,556	683,192

Total Current Liabilities	216,956	834,424

LONG TERM DEBT

Notes payable	402,949	-

TOTAL LIABILITIES	619,905	834,424

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001par value; 250,000,000 shares authorized; 173,698,864
and 111,755,619 shares issued and outstanding, respectively	173,699	111,756
Additional paid-in capital	17,131,148	16,495,741
Accumulated deficit	(17,905,105)	(17,200,635)

Total Stockholders' Equity (Deficit)	(600,258)	(593,138)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$19,647	$241,286

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Statements of Operations

			From Inception of
			the Development
	For the Years		Stage on October
	Ended		1, 1992 Through
	December 31,		December 31,
	2007	2006	2007

REVENUES	$-	$-	$-

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Research and development	81,158	107,569	188,727
General and administrative	297,359	245,150	11.629.042
Bad Debts and Improvements	-	-	3.314.345
Consultation fees	288,504	409,525	1.439.304

Total Expenses	667,021	762,244	16,571,418

LOSS FROM OPERATIONS	(667,021)	(762,244)	(16,571,418)

OTHER INCOME (EXPENSES)

Interest expense	(37,746)	(72,676)	(185,885)
Interest income	297	1,451	1,748

Total Other Income (Expenses)	(37,449)	(71,225)	(184,137)

DISCONTINUED OPERATIONS	-	-	(1,149,550)

NET LOSS	$(704,470)	$(833,469)	$(17,905,105)

BASIC LOSS PER SHARE	$(0.00)	$(0.01)

BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	142,727,242	104,530,619

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at October 1, 1992
(inception of development stage)	1,092,279	$1,092	$1,148,458	$(1,149,550)	$-

Common stock issued for cash
at $2.50 per share in 1993	91,000	91	227,409	-	227,500

Common stock issued for cash
at $6.00 per share in 1993	20,000	20	119,980	-	120,000

Common stock issued for cash
at $5.80 per share in 1993	130,000	130	753,870	-	754,000

Common stock issued for cash
at $6.00 per share in 1994	107,500	108	644,892	-	645,000

Common stock issued for cash
at $10.00 per share in 1994	50,000	50	499,950	-	500,000

Common stock issued for cash
at $6.20 per share in 1994	111,000	111	688,889	-	689,000

Common stock issued for services
at $12.50 per share in 1994	40,000	40	499,960	-	500,000

Common stock issued for cash
at $10.00 per share in 1995	49,000	49	489,952	-	490,001

Common stock issued for cash
at $9.50 per share in 1995	38,000	38	360,962	-	361,000

Common stock issued for services
at $5.50 per share in 1995	74,200	74	408,026	-	408,100

Common stock issued for cash
at $2.70 per share in 1996	250,000	250	674,750	-	675,000

Common stock issued for cash
at $5.00 per share in 1996	9,260	9	46,291	-	46,300

Common stock issued for cash
at $4.31 per share in 1996	29,675	30	127,845	-	127,875

Common stock issued for services
at $2.37 per share in 1996	92,100	92	218,009	-	218,101

Balance forward	2,184,014	$2,184	$6,909,243	$(1,149,550)	$5,761,877

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (continued)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance forward	2,184,014	$2,184	$6,909,243	$(1,149,550)	$5,761,877

Common stock issued for cash
at $2.95 per share in 1997	186,000	186	548,762	-	548,948

Common stock issued for cash
at $2.69 per share in 1997	59,328	59	159,726	-	159,785

Common stock issued for cash
at $3.09 per share in 1997	22,000	22	67,978	-	68,000

Common stock issued for services
at $3.00 per share in 1997	10,000	10	29,990	-	30,000

Common stock issued for cash
at $2.00 per share in 1998	48,900	49	97,751	-	97,800

Common stock issued for cash
at $1.42 per share in 1998	122,500	123	174,397	-	174,520

Common stock issued for services
at $1.37 per share in 1998	576,800	576	786,764	-	787,340

Common stock issued for cash
at $1.66 per share in 1999	351,000	351	581,899	-	582,250

Common stock issued for cash
at $1.00 per share in 1999	50,000	50	49,950	-	50,000

Common stock issued for cash
at $1.79 per share in 1999	179,500	179	321,321	-	321,500

Common stock issued for services
at $3.00 per share in 1999	110,000	110	329,890	-	330,000

Balance forward	3,900,042	$3,899	$10,057,671	$(1,149,550)	$8,912,020

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (continued)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance forward	3,900,042	$3,899	$10,057,671	$(1,149,550)	$8,912,020

Common stock issued for cash
at $0.70 per share in 2000	73,500	74	51,676	-	51,750

Common stock issued for cash
at $2.30 per share in 2000	106,500	106	245,434	-	245,540

Common stock issued for cash
at $2.54 per share in 2000	61,000	61	154,939	-	155,000

Common stock issued for cash
at $2.45 per share in 2000	56,000	56	136,994	-	137,050

Common stock issued for services
at $4.00 per share in 2000	250,000	250	999,750	-	1,000,000

Common stock issued for cash
at $1.00 per share in 2001	167,500	167	167,333	-	167,500

Common stock issued for cash
at $1.09 per share in 2001	475,500	476	517,024	-	517,500

Common stock issued for cash
at $1.80 per share in 2001	125,900	126	226,494	-	226,620

Common stock issued for cash
at $1.03 per share in 2001	130,000	130	133,870	-	134,000

Common stock issued for services
at $1.00 per share in 2001	750,000	750	749,250	-	750,000

Common stock issued for services
at $1.11 per share in 2002	675,000	675	749,325	-	750,000

Common stock issued for services
at $1.00 per share in 2003	104,500	105	104,395	-	104,500

Balance, December 31, 2003	6,875,442	6,875	14,294,155	(1,149,550)	13,151,480

Common stock issued for services
at $0.10 per share in 2004	1,691,667	1,692	167,475	-	169,167

Net loss from inception through
December 31, 2004	-	-	-	(15,070,559)	(15,070,559)

Balance, December 31, 2004	8,567,109	$8,567	$14,461,630	$(16,220,109)	$(1,749,912)

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (continued)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, December 31, 2004	8,567,109	$8,567	$14,461,630	$(16,220,109)	$(1,749,912)

Common stock issued for cash
at $0.03 per share	19,217,677	19,218	602,574	-	621,792

Net loss for the year ended
December 31, 2005	-	-	-	(147,057)	(147,057)

Balance, December 31, 2005	27,784,786	27,785	15,064,204	(16,367,166)	(1,275,177)

Common stock issued for debt
at $0.01 per share	53,070,833	53,071	483,637	-	536,708

Common stock issued for cash
at $0.03 per share	17,500,000	17,500	597,500	-	615,000

Common stock issued for services
at $0.03 per share	13,400,000	13,400	391,600	-	405,000

Stock offering costs	-	-	(41,200)	-	(41,200)

Net loss for the year ended
December 31, 2006	-	-	-	(833,469)	(833,469)

Balance, December 31, 2006	111,755,619	111,756	16,495,741	(17,200,635)	(593,138)

Common stock issued for
cash at $0.02 per share	35,943,245	35,943	244,932	-	280,875

Common stock issued for
services at $0.01 per share	20,000,000	20,000	330,925	-	350,925

Common stock issued for
debt at $0.008 per share	6,000,000	6,000	69,000	-	75,000

Stock offering costs	-	-	(9,450)	-	(9,450)

Net loss for the year ended
December 31, 2007	-	-	-	(704,470)	(704,470)

Balance, December 31, 2007	173,698,864	$173,699	$17,131,148	$(17,905,105)	$(600,258)

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception of
			the Development
	For the Years		Stage on October
	Ended		1, 1992 Through
	December 31,		December 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(704,470)	$(833,469)	$(17,905,105)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	588	586	1,174
Common stock issued for services	350,925	405,000	5,228,966
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(2,705)	25,585	(4,355)
Increase (decrease) in accounts payable and
and accrued expenses	(71,832)	135,523	(362,268)

Net Cash Used by Operating Activities	(427,494)	(266,775)	(13,041,588)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	(10,576)	(5,856)	(16,432)

Net Cash Used by Investing Activities	(10,576)	(5,856)	(16,432)

CASH FLOWS FROM FINIANCING ACTIVITIES

Stock offering costs paid	(9,450)	(41,200)	(50,650)
Repayment of notes payable	(67,687)	(66,808)	(134,495)
Common stock issued for cash	280,875	615,000	13,243,194

Net Cash Provided by Financing Activities	203,738	506,992	13,058,049

NET INCREASE (DECREASE) IN CASH	(234,332)	234,361	29

CASH AT BEGINNING OF PERIOD	234,361	-	-

CASH AT END OF PERIOD	$29	$234,361	$29

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Statements of Cash Flows (continued)

			From Inception of
			the Development
	For the Years		Stage on October
	Ended		1, 1992 Through
	December 31,		December 31,
	2007	2006	2007

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

Common stock issued for services	$$350,925	$$536,708	$5,228,966
Debt paid with common stock	75,000	-	218,747

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006

NOTE 1 -      ORGANIZATION AND HISTORY

World Wise Technologies, Inc. (WWT) was an Ontario Canada corporation formed in 1987 as World Wise Resources, Inc. to engage in mining.  In October WWT ceased its mining operations and was reclassified as a development stage company.  WWT changed its name to World Wise Technologies, Inc. and spent significant funds developing its technology for energy production from non polluting sources.

World Wise Technologies, Inc., (the Company) a Nevada corporation, was incorporated in October of 2004. Its name was changed to W2 Energy, Inc. on December 1, 2004. On December 15, 2004 all of the shares of WWT were acquired on a one share for one share basis and the shares were reverse split on a one share for ten shares basis. WWT was then dissolved and the Company became the surviving entity. WWT is accounted for as the predecessor to the Company accordingly the historical financial statements of WWT are presented as those of the Company for the year ended December 31, 2004. WWT ceased operations immediately upon the formation of the Company.

The Company is in the development stage and has generated no significant revenue.

The Company intends to provide plasma assisted biomass to energy plants to produce cost efficient green energy in the form of sulfur free diesel and electricity. The Company is seeking to construct a plant for the production of organic fertilizer, diesel fuel, electricity and a rotary hydrogen engine.

NOTE 2 -   SIGNIFICANT ACCOUNTING POLICIES

a.  Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

b.  Basic Loss Per Share

	For the Year Ended
	December 31, 2007
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount

$(704,470)	142,727,242	$(0.00)

	For the Year Ended
Loss	December 31, 2006	Shares
(Numerator)	(Denominator)	Amount

$(833,469)	104,530,619	$(0.01)

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

c.	Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

W2 ENERGY, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006

NOTE 2 -        SIGNIFICANT ACCOUNTING POLICIES (Continued)

c.	Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

	2007	2006
Deferred tax assets	$370,736	$232,854
NOL Carryover

Valuation allowance	(370,736)	(232,854)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

	2007	2006
Book loss	$(274,743)	$(325,053)
Common stock issued for services	136,861	157,950
Valuation allowance	137,882	167,103

	$-	$-

At December 31, 2007, the Company had net operating loss carry forwards of approximately $950,605 that may be offset against future taxable income through the year 2027.  No tax benefit has been reported in the December 31, 2007 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations.  Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.
d.  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

e.  Fair Value of Financial Instruments

As at December 31, 2007, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

W2 ENERGY, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006

NOTE 2 -        SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on the Company’s financial statements.

In February 2007 , the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

In June 2007, the Financial Accounting Standards Board issued FAS No. 141R, Business Combinations - This Statement implements certain revisions to SFAS 141, including changes to the measurement of purchase consideration, measurement of goodwill, capitalization of in-process research and development, and definition of the acquisition date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The implementation of this pronouncement had no effect on the Company’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.

g.      Long-lived Assets-Technology

The Company’s technology is recorded at its cost. The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

W2 ENERGY, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006

NOTE 2 -        SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.   Concentration of Risk

Cash - The Company at times may maintain a cash balance in excess of insured limits. At December 31, 2007, the Company’s funds to not exceed insured limits.

i.  Revenue Recognition

The Company has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

j.	Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

k.	Property and Equipment

Property and equipment are carried at cost, net of accumulated depreciation. Depreciation is computed straight-line over periods ranging from three to five years.

NOTE 3 -        GOING CONCERN

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

NOTE 4 -       SIGNIFICANT EVENTS

In 2006, the Company converted approximately $536,708 of its debt to 53,070,833 of its common stock. The Company also issued 17,500,000 shares of its common stock in a private placement for net cash of $615,000 and 13,400,000 shares for services valued at $405,000. Common stock issued for services is valued at the trading price of the shares of the date they are issued.

In 2007, the Company  issued 35,943,245 shares of its common stock in private placements for net cash of $271,425, 20,000,000 shares for services valued at $350,925 and 6,000,000 shares for debt valued at $75,000. Common stock issued for services is valued at the trading price of the shares of the date they are issued.

W2 ENERGY, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2007 and 2006

NOTE 5 -        PROPERTY AND EQUIPMENT

A summary of the property and equipment is as follows:

	2007	2006
Furniture and fixtures	$16,537	$5,861
Accumulated depreciation	(1,174)	(586)

Net property and equipment	$15,263	$5,275

Property and equipment items are depreciated over their estimated useful lives.  The estimated useful lives of the Company’s property and equipment at December 31, 2007 range from five to seven years.  Depreciation expense was $588 and $586 for the years ended December 31, 2007 and 2006, respectively.

NOTE 6 -       NOTES PAYABLE

The note payable  is due on November 1, 2011, is unsecured and bears interest at a rate of 9.5% per annum. The Company is able to borrow additional funds under the terms of this note up to $750,000.  Beginning November 1, 2007, the Company began making monthly payments on the note in the amount of $11,463, plus interest.  These note terms were amended, by consent of both parties, on November 2, 2007.

Future maturities of the note payable at December 31, 2007 are as follows:

2008	$137,556
2009	137,556
2010	137,556
2011	127,837
thereafter	-

Total	$540,505

Item 9.	Changes in and Disagreements with Accountants on Accounting Disclosures

None

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e),which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of such evaluation, our disclosure controls and procedures were effective in timely alerting them to information relating to us that is required to be included in our reports filed under the Exchange Act.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2007, there were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), is a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

• Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

• Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

• Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management's assessment of the effectiveness of internal control over financial reporting includes all of our Company's consolidated subsidiaries.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on this assessment, management believes that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

Item 9B.	Other Information

None

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Our executive officers, significant employees and directors, and their ages and positions, are as follows:

Name	Age	Position
Michael McLaren	43	CEO, President and Director
Ron Maruszczak	59	COO, Director
Sigmund Phillipe Friberg	53	Director
Pierre Besuchet	73	Director

Michael McLaren B.Sc., M.Sc., MBA
President, CEO, Director, Age 43

Michael McLaren has been in the high technology industry for 20 years his past experience includes a number of Military and government projects in high-energy physics, advanced robotics and weapon design. Mr. McLaren has been with W2 Energy since its inception and prior to that was the President of General Cybernetics since 1998 which was a division of World Wise Technologies Inc. Mr. McLaren has a Masters Degree in Science, Masters Degree in Business from University of British Columbia.

Ron Maruszczak - COO, Director, Age 59

Ron Maruszczak has 20 years of project management experience in construction and project management in his own Toronto-based construction company. Mr. Maruszczak has been with W2 Energy since its inception and prior to that was with the Ashwood group as a fund manager for private sources of funds since 1995. Mr. Maruszczak has a 2 years Science Degree, Diploma Business Administration from University of Toronto and Humber College.

Sigmund Phillipe Friberg - Director, Age 53

Sigmund Phillipe Friberg earned a Masters Degree in Economics from University of Copenhagen in 1979. From 1990 to 2001, Mr. Friberg served as the Chief Financial Officer with Andr Group, a company established in 1877 and one of the worlds big 5 in grain trading, until 2001 when they ceased activities. From 2001 until the present, Mr. Friberg served as a financial & administrative consultant for various Swiss financial and trading companies, and an independent economic adviser within the insurance, investment and real estate financing.

Pierre Besuchet - Director, Age 73

Mr. Besuchet is a seasoned director of the company. He is a private Swiss banker and fund manager located in Geneva. In 1983 he founded an asset management company for private clients and has worked at that company since that date through the present. He is a director of Faisal Finance SA by Dar al-Maal Islami S.A, Switzerland, Indufina SA, Switzerland, Valor Invest Ltd, Virgin Islands, W2 Energy Inc, Ontario since 1994, Lundin Mining Vancouver since1990 and Orko Silver. Mr. Besuchet attended the High Commercial School in Lausanne - Switzerland an the American Institute of Banking in New York.

Item 11.	Executive Compensation

The following summary compensation table sets forth information concerning compensation earned during the year ended December 31, 2007 and December 31, 2006 by our Chief Executive Officer and our other most highly compensated executive officers. We refer to these executives collectively as our named executive officers.  Our named executive officers did not receive compensation in excess of $100,000 during the fiscal year ended December 31, 2007

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($4)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total
Michael McLaren,	2007	$36,000	$0	$0	$0	$0	$0	$0	$36,000
Chief Executive Officer	2006	$48,000	$0	$0	$0	$0	$0	$0	$48,000
Robin Maruszcak	2007	$36,000	$0	$0	$0	$0	$0	$0	$36,000
Officer	2006	$48,000	$0	$0	$0	$0	$0	$0	$48,000

(1)	Represents the dollar amount recognized for financial reporting purposes of stock options awarded in 2006 and 2007 computed in accordance with SFAS 123(R).

The following table provides certain information concerning equity awards held by the named executive officers as of December 31, 2007.

Outstanding Equity Awards at December 31, 2007

OPTION AWARDS	STOCK AWARDS

Name	No. of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(#)
Michael McLaren	-	-	-	-	-	-
Ron Maruszcak	-	-	-	-	-	-

Compensation of Directors

The following table provides certain summary information concerning the compensation paid to directors, other than Michael McLaren (our Chief Executive Officer), during the year ended December 31, 2007.  No compensation was paid to directors, other than Michael McLaren and Rob Maruszcak through the year ended December 31, 2007.  All compensation paid to Mr. McLaren and Mr. Maruszcak is set forth in the table under Executive Compensation.  All directors are also entitled to be reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards (S)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Directors, other than Mr. McLaren and Mr. Maruszcak	$0	-0-		$-0-	$

(1)	Represents the dollar amount recognized for financial reporting purposes of stock options awarded in 2007 computed in accordance with Financial Accounting Standards 123R.

Employment Agreements with Executive Officers

Our executive officers, Michael McLaren and Ron Maruszczak, have received compensation pursuant to employment agreements.  These agreements expired on December 31, 2007.  The Company is currently in the process of negotiating new agreements for both Mr. McLaren and Mr. Maruszczak.

Mr. McLaren’s agreement provided for a minimum fee of two thousand ($2,000) dollars per month regardless of the company’s cash position and a maximum of four thousand ($4,000) per month providing the company’s cash position is greater than fifty thousand ($50,000) dollars.

This agreement had an effective date of January 01, 2007 and expired December 31, 2007 with the option to be renewed on terms to be agreed upon at that time. W2 Energy had the option to terminate this agreement at its discretion upon ninety (90) days notice.   Subsequent to December 31, 2007, the Company commenced negotiations with Mr. McLaren with respect to the terms of a revised employment agreement.  The Company anticipates that this negotiation will be finalized during the second quarter of 2008.

Mr. Maruszczak’s agreement provided for a minimum fee of two thousand ($2,000) dollars per month regardless of the company’s cash position and a maximum of four thousand ($4,000) per month providing the company’s cash position is greater than fifty thousand ($50,000) dollars.

This agreement had an effective date of January 01, 2007 and expired December 31, 2007 with option to be renewed on terms to be agreed upon that time. W2 Energy had the option to terminate this agreement at its discretion upon ninety (90) days notice.   Subsequent to December 31, 2007, the Company commenced negotiations with Mr. Maruszczak with respect to the terms of a revised employment agreement.  The Company anticipates that this negotiation will be finalized during the second quarter of 2008.

Board of Directors and Committees

As of December 31, 2007, our Board of Directors was comprised of 4 members and consists of 2 members from management and 2 independent directors. Sigmund Friberg chairs the audit committee. We plan to form a compensation committee and governance committee when we retain more independent directors to join the Board of Directors.

Director Compensation

We currently do not pay our non-employee directors any compensation annual retainer.  We do reimburse certain expenses incurred by the directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock, at December 31, 2007 for: (i) each person who we know beneficially owns more than 5% of our Common Stock; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our directors and executive officers as a group.  The table includes all shares currently issued, as well as all shares that may be received within 60 days.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o W2 Energy, Inc., 26 Densley Avenue, Toronto, Ontario M3K 1E8.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.  Beneficial ownership representing less than 1% is denoted with an *.

Name and Address of Beneficial Owner	Title of Stock	Number of Shares	Percent of Shares
Michael McLaren	Prefered	52,495,833	44.75%
Ron Maruszczak	Common
Sigmund Friberg	Common	980,000.83%
Pierre Besuchet	Common	3,119,093	2.65%
Directors and Executive Officers as a group	Common and Preferred	56,594,926	48.24%

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Management and Stockholders Holding More Than 5% of Our Outstanding Common Stock

On April 3, 2006 Premier Capital Inc. a company owned and controlled by Michael McLaren, converted $524,708.33 dollars of debt for 52,470,833 common shares of our company.  Subsequent to December 31, 2007, these shares were converted into Series A preferred shares on a one share for one share basis.  Mr. McLaren currently holds 52,478,333 shares of Series A preferred stock.  As of December 31, 2007 the Company continues to be indebted to Premier Capital for a promissory note in the amount $137,556 plus 9.5% interest per annum. There is no maturity date for the note, other than it being due on demand.

On January 3, 2006, we entered into an employment agreement with Michael McLaren, our CEO, President and Director. Mr. McLaren’s agreement provided for a minimum fee of two thousand ($2,000) dollars per month regardless of the company’s cash position and a maximum of four thousand ($4,000) per month provided the company’s cash position is greater than fifty thousand ($50,000) dollars.

This agreement had an effective date of January 1, 2006 and expired under its own terms on December 31, 2007.  Currently, the Company has no active employment agreement with Mr. McLaren.

On January 3, 2006, we entered into an employment agreement with Ron Maruszczak , our COO. Mr. Maruszczak’s agreement provided for a minimum fee of two thousand ($2,000) dollars per month regardless of the company’s cash position and a maximum of four thousand ($4,000) per month providing the company’s cash position is greater than fifty thousand ($50,000) dollars.

This agreement had an effective date of January 01, 2006 and expired under its own terms on December 31. Currently, the Company has no active employment agreement with Mr. Maruszczak.

Item 14.	Principal Accountant Fees and Services

Audit fees were $8,750 and $5,000 for the fiscal years ended December 31, 2007 and 2006, respectively.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

1.	Financial Statements. The following consolidated financial statements of W2 Energy, Inc. are included in Item 8:

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2007 and 2006

Statements of Operations for the Years Ended December 31, 2007 and 2006 and from inception

Statements of Shareholders’ Equity and Comprehensive Loss for the Years Ended December 31, 2007, 2006 and from inception

Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and from inception

Notes to Financial Statements

2.	Exhibits. The Exhibits on the accompanying Index to Exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W2 ENERGY, INC.

By:	/s/ Michael McLaren
Michael McLaren
Chief Executive Officer and Director

Date: April 9, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael McLaren Michael McLaren	Chief Executive Officer and Director	April 9, 2008

/s/ Ron Maruszczak Ron Maruszczak	Chief Operating Officer and Director	April 9, 2008

/s/ Sigmund Friberg Sigmund Friberg	Director	April 9 ,2008

/s/ Pierre Besuchet Pierre Besuchet	Director	April 9, 2008

EXHIBIT INDEX

Exhibit
Number

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Joint Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.