Form 10KSB/A
period 2007-12-31
W2 ENERGY INC
filed 2008-05-12
CIK 1366430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K /A
First Amended

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

The aggregate market value of the common stock, par value $0.001 per share, held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on May 8, 2008 was $49,059.

As of May 8, 2008 , there were 6,132,394 shares of the Registrant’s Common Stock issued and outstanding.

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

Our independent auditors, Moore and Associates, Chartered Accountants and Advisors, state in their audit report, dated April 2, 2008 and included with this prospectus, that since we are a development stage company, have no established source of revenue and are dependent on our ability to raise capital from shareholders or other sources to sustain operations, there is a substantial doubt that we will be able to continue as a going concern.

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

Our performance is substantially dependent upon the services and performance of our Chief Executive Officer Michael McLaren, who has extensive experience in our industry.  As of January 1, 2008 through the date of this report , we have no employment agreement with Mr. McLaren.  The loss of the services of Mr. McLaren or certain of our management team members for any reason or our inability to attract new management team members with such expertise could adversely affect our operations or otherwise have a material adverse effect on our business.

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

We currently have unresolved comments related to our initial Form 10SB12G filing originally filed on June 1, 2007, as amended. On May 8, 2008 , we filed our 6th amendment to our original Form 10SB12G filing in response to the Commission’s comments and await its response to this filing.

Item 2.	Properties

We lease 2,000 square feet of office space located at 26 Densley Avenue, Toronto, Ontario M6M 2R1. Our monthly rental is $6,000 on a month-to-month basis. We do not have a written lease. We do not lease or own any other property.

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

l.  Research and Development

The Company expenses all research and development costs as incurred.

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

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e),which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the date of such evaluation, 1) our disclosure controls and procedures were effective in timely alerting them to information relating to us that is required to be included in our reports filed under the Exchange Act; 2)   our disclosure controls and procedures were effective in ensuring that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Securities and Exchange Commission’s rules and forms; and 3) our disclosure controls and procedures were effective in ensuring that information required to be disclosed is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2007, there were no changes in our internal control over financial reporting.

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

Name and Address of Beneficial Owner	Title of Stock	Number of Shares	Percent of Shares
Michael McLaren	Prefered	52,470,833	78.5%
Ron Maruszczak	Common
Sigmund Friberg	Common	890,000	1.3%
Pierre Besuchet	Common	3,119,093	4.6%
Directors and Executive Officers as a group	Common and Preferred	56,594,926	84.4%

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Management and Stockholders Holding More Than 5% of Our Outstanding Common Stock

On April 3, 2006 Premier Capital Inc. a company owned and controlled by Michael McLaren, converted $524,708.33 dollars of debt for 52,470,833 common shares of our company.  Subsequent to December 31, 2007, these shares were converted into Series A preferred shares on a one share for one share basis.  Mr. McLaren currently holds 52,470,833 shares of Series A preferred stock.  As of December 31, 2007 the Company continues to be indebted to Premier Capital for a promissory note in the amount $137,556 plus 9.5% interest per annum. There is no maturity date for the note, other than it being due on demand.

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

Report of Independent Registered Public Accounting Firm

Balance Sheets as of December 31, 2007 and 2006

Statements of Operations for the Years Ended December 31, 2007 and 2006 and from inception

Statements of Shareholders’ Equity and Comprehensive Loss for the Years Ended December 31, 2007, 2006 and from inception

Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and from inception

Notes to Financial Statements

2.	Exhibits. The Exhibits on the accompanying Index to Exhibits have been previously filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

W2 ENERGY, INC.

By:	/s/ Michael McLaren
Michael McLaren
Chief Executive Officer and Director

Date:  May 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael McLaren Michael McLaren	Chief Executive Officer and Director	May 12, 2008

/s/ Ron Maruszczak Ron Maruszczak	Chief Operating Officer and Director	May 12, 2008

/s/ Sigmund Friberg Sigmund Friberg	Director	May 12,2008

/s/ Pierre Besuchet Pierre Besuchet	Director	May 12, 2008

EXHIBIT INDEX

Exhibit
Number

31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Joint Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.