Form 10-Q
period 2008-03-31
W2 ENERGY INC
filed 2008-05-20
CIK 1366430

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly  report under Section 13 or 15(d) of the Securities  Exchange Act of 1934
for the quarterly period ended March 31, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of May 19, 2008 was 114,548,031.

W2 ENERGY, INC.

This Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may," "expects," "believes," "anticipates," "intends," "projects," or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties, which could cause actual results to differ materially from those, described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors, which could cause such results to differ materially from those described in the forward-looking statements, and elsewhere,, are incorporated by reference into this Form 10-Q.

PART I: FINANCIAL INFORMATION

Item1. Financial Statements

INDEX	Page

Consolidated Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007	4

Consolidated Statements of Operation for the Three Months Ended March 31, 2008 and 2007 (Unaudited), and for the period from the inception of the development stage on October 1, 1992 through March 31, 2008 (unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (Unaudited), and for the period from the inception of the development stage on October 1, 1992 through March 31, 2008 (unaudited)	6

Notes to Financial Statements	7

W2 ENERGY, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2008	2007
	(unaudited)
CURRENT ASSETS

Cash	$1,849	$29
Prepaid expenses	1,394	4,355

Total Current Assets	3,243	4,384

PROPERTY AND EQUIPMENT, net	16,006	15,263

OTHER ASSETS

Technology	-	-

Total Other Assets	-	-

TOTAL ASSETS	$19,249	$19,647

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$131,303	$78,914
Related party payables	486	486
Notes payable	105,946	137,556

Total Current Liabilities	237,735	216,956

LONG TERM DEBT

Notes payable	402,949	402,949

TOTAL LIABILITIES	640,684	619,905

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001par value; 150,000,000 shares authorized; 61,050,833
and no shares issued and outstanding, respectively	61,051	-
Common stock, $0.001par value; 250,000,000 shares authorized; 114,548,031
and 173,698,864 shares issued and outstanding, respectively	114,548	173,699
Stock subscription payable	54,843	-
Additional paid-in capital	17,294,248	17,131,148
Accumulated deficit	(18,146,125)	(17,905,105)

Total Stockholders' Equity (Deficit)	(621,435)	(600,258)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$19,249	$19,647

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception of
			the Development
	For the Three Months		Stage on October
	Ended		1, 1992 Through
	March 31,		March 31,
	2008	2007	2008

REVENUES	$-	$-	$-

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Research and development	-	18,804	188,727
General and administrative	57,599	40,055	15,742,261
Consultation fees	149,032	44,102	847,061

Total Expenses	206,631	102,961	16,778,049

LOSS FROM OPERATIONS	(206,631)	(102,961)	(16,778,049)

OTHER INCOME (EXPENSES)

Interest expense	(34,389)	(13,768)	(220,274)
Interest income	-	-	1,748

Total Other Income (Expenses)	(34,389)	(13,768)	(218,526)

DISCONTINUED OPERATIONS	-	-	(1,149,550)

NET LOSS	$(241,020)	$(116,729)	$(18,146,125)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	144,123,448	119,255,619

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception of
			the Development
	For the Three Months		Stage on October
	Ended		1, 1992 Through
	March 31,		March 31,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(241,020)	$(116,729)	$(18,146,125)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	147	147	1,321
Common stock issued for services	140,000	203,926	5,368,966
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	2,961	(73,843)	(1,394)
Increase (decrease) in accounts payable and
and accrued expenses	52,389	(61,410)	(309,879)

Net Cash Used by Operating Activities	(45,523)	(47,909)	(13,087,111)

INVESTING ACTIVITIES

Purchase of equipment	(890)	(2,312)	(17,322)

Net Cash Used by Investing Activities	(890)	(2,312)	(17,322)

FINANCING ACTIVITIES

Stock offering costs paid	-	-	(50,650)
Repayment of notes payable	(31,610)	(133,175)	(166,105)
Common stock issued for cash	79,843	-	13,323,037

Net Cash Provided by Financing Activities	48,233	(133,175)	13,106,282

NET INCREASE (DECREASE) IN CASH	1,820	(183,396)	1,849

CASH AT BEGINNING OF PERIOD	29	234,361	-

CASH AT END OF PERIOD	$1,849	$50,965	$1,849

The accompanying notes are an integral part of these financial statements.

W2 ENGERGY, INC.
Notes to the Condensed Financial Statements
March 31, 2008 and December 31, 2007

NOTE 1 -                      CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 -                      EQUITY ACTIVITY

In 2008, the Company issued 1,000,000 shares of its common stock for services valued at $140,000. Common stock issued for services is valued at the trading price of the shares on the date they are issued. The Company also issued 900,000 shares of common stock for cash of $25,000 at $0.028 per share.

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

Liquidity and Capital Resources.

At March 31, 2008, our current assets were $3,243; current liabilities were $237,735, resulting in a working capital deficit of $234,492.

At March 31, 2008, we had cash and cash equivalents of $1,849.

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

Changes in Internal Controls

There were no changes in our internal controls or in other factors that occurred during our last fiscal quarter.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

During the three months ended March 31, 2008, the Company issued 900,000 shares of common stock to various unrelated parties for cash totaling $25,000.  In addition, the Company issued 1,000,000 shares to an unrelated entity in exchange for services rendered.  The Company canceled 61,050,833 shares of common stock held by various individuals and replaced the shares by issuing 61,050,833 shares of Series A preferred stock to these same individuals.

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

W2 ENERGY, INC.
(Registrant)

Date: May 20, 2008	By:	/s/ Michael McLaren
Michael McLaren
Principal Executive Officer

Date: May 20, 2008	By:	/s/ Michael McLaren
Michael McLaren
Principal Accounting Officer Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: May 20, 2008	By:	/s/ Michael McLaren
Michael McLaren, Director

Date: May 20, 2008	By:	/s/ Ron Maruszczak
Ron Maruszczak, Director

Date: May 20, 2008	By:	/s/ Sigmund Phillipe Friberg
Sigmund Phillipe Friberg

Date: May 20, 2008	By:	/s/ Pierre Besuchet
Pierre Besuchet