Form 10-Q
period 2008-06-30
W2 ENERGY INC
filed 2008-08-19
CIK 1366430

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  Quarterly  report under Section 13 or 15(d) of the Securities  Exchange Act of 1934
for the quarterly period ended June 30, 2008

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

Yes ☐ No ☒

The number of outstanding shares of the Registrant's common stock, $0.001 par value, as of August 20, 2008 was 20,159,060.

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

PART I: FINANCIAL INFORMATION

Item1. Financial Statements

INDEX	Page

Consolidated Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2008	4

Consolidated Statements of Operation for the Three and Six Months Ended June 30, 2008 and 2007 (Unaudited), and for the period from the inception of the development stage on October 1, 1992 through June 30, 2008 (unaudited)	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (Unaudited), and for the period from the inception of the development stage on October 1, 1992 through June 30, 2008 (unaudited)	6

Notes to Financial Statements	7

W2 ENERGY, INC.
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2008	2007
	(unaudited)
CURRENT ASSETS

Cash	$20,752	$29
Prepaid expenses	-	4,355

Total Current Assets	20,752	4,384

PROPERTY AND EQUIPMENT, net	15,125	15,263

TOTAL ASSETS	$35,877	$19,647

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$155,606	$78,914
Related party payables	486	486
Notes payable	105,947	137,556

Total Current Liabilities	262,039	216,956

LONG TERM DEBT

Notes payable	402,949	402,949

TOTAL LIABILITIES	664,988	619,905

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001par value; 150,000,000 shares authorized;
61,050,833 and no shares issued and outstanding, respectively	61,051	-
Common stock, $0.001par value; 250,000,000 shares authorized;
20,159,060 and 8,684,943 shares issued and outstanding,
respectively	20,159	8,685
Additional paid-in capital	17,592,202	17,296,162
Stock subscription payable	54,843	-
Accumulated deficit	(18,357,366)	(17,905,105)

Total Stockholders' Equity (Deficit)	(629,111)	(600,258)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$35,877	$19,647

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From Inception of
					the Development
	For the Three Months		For the Six Months		Stage on October
	Ended		Ended		1, 1992 Through
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Research and development	-	20,005	-	36,252	188,727
General and administrative	124,979	41,811	176,726	76,367	15,850,635
Consultation fees	92,689	47,020	241,721	95,068	939,750

Total Expenses	217,668	108,836	418,447)	207,687	16,979,112

LOSS FROM OPERATIONS	(217,668	(108,836)	(418,447)	(207,687)	(16,979,112)

OTHER INCOME (EXPENSES)

Interest expense	(10,178)	(13,768)	(33,814)	(26,717)	(230,452)
Interest income	-	-	-	-	1,748

Total Other Income (Expenses)	(10,178)	(13,768)	(33,814)	(26,717)	(228,704)

DISCONTINUED OPERATIONS	-	-	-	-	(1,149,550)

NET LOSS	$(227,846)	$(122,604)	$(452,261)	$(234,404)	$(18,357,366)

BASIC LOSS PER SHARE	$(0.01)	$(0.002)	$(0.03)	$(0.04)

BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	17,290,531	5,962,781	14,422,002	5,962,781

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception of
			the Development
	For the Six Months		Stage on October
	Ended		1, 1992 Through
	June 30,		June 30,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(452,261)	$(234,404)	$(18,357,366)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	525	147	1,689
Common stock issued for services	232,689	155,500	5,461,655
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	2,961	(15,220)	(1,108)
Increase (decrease) in accounts payable and
and accrued expenses	78,590	4,033	(283,953)

Net Cash Used by Operating Activities	(137,496)	(89,944)	(13,179,083)

INVESTING ACTIVITIES

Purchase of equipment	(890)	(3,806)	(17,322)

Net Cash Used by Investing Activities	(890)	(3,806)	(17,322)

FINANCING ACTIVITIES

Stock offering costs paid	-	-	(50,650)
Repayment of notes payable	(31,609)	(111,863)	(166,105)
Common stock issued for cash	190,718	122,500	13,433,912

Net Cash Provided by Financing Activities	159,109	10,637	13,217,157

NET INCREASE (DECREASE) IN CASH	20,723	(83,113)	20,752

CASH AT BEGINNING OF PERIOD	29	234,361	-

CASH AT END OF PERIOD	$20,752	$151,248	$20,752

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
Notes to the Condensed Financial Statements
June 30, 2008 and December 31, 2007

NOTE 1 -                   CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30,, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 -                   EQUITY ACTIVITY

In 2008, the Company issued 5,566,666 shares of its common stock for services valued at $232,689. Common stock issued for services is valued at the trading price of the shares on the date they are issued. The Company also issued 2,725,000 shares of common stock for $190,718 in cash.

On April 29, 2008, the Company elected to perform a reverse-split of its common stock on a 20 shares for one share basis.  All references to common stock in these financial statements have been retroactively restated so as to incorporate the results of this reverse stock-split.

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

 Results of Operations

Three Months Ended June 30, 2008 compared to the Three Months Ended June 30, 2007.

Revenues from continuing operations for the three month period ended June 30, 2008 were $-0- compared to $-0- for the three month period ended June 30, 2007.  This lack of revenues was due primarily to the fact that we have not commenced our planned principal operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations - continued

Results of Operations - continued

Operating expenses for the three month period ended June 30, 2008 totaled $217,668, an increase of $108,829 from the $108,836 of total operating expenses incurred in the three month period ended June 30, 2007.  Nearly all of the operating expenses in both periods were classified as general and administrative expenses and consulting fees.  The current period increase is primarily due to the fact that during the three month period ended June 30, 2008, the Company incurred significant legal and accounting expense in an attempt to properly and completely respond to certain comments from the Securities and Exchange Commission.  These expenses are deemed to be irregular and non-recurring, and therefore not necessarily indicative of our expectations for future results.

We reported a net loss of $227,846, or $0.01 per share, incurred during the three months ended June 30, 2008, which is $105,242 greater than the $122,604 net loss, or $0.02 per share, incurred during the three months ended June 30, 2007.  The increased net loss is primarily attributed to the substantial increase in general and administrative expenses and legal and professional expenses incurred during the quarter ended June 30, 2008.

Six Months Ended June 30, 2008 compared to the Six Months Ended June 30, 2007.

Revenues from continuing operations for the six month period ended June 30, 2008 were $-0- compared to $-0- for the six month period ended June 30, 2007.  This lack of revenues was due primarily to the fact that we have not commenced our planned principal operations.

Operating expenses for the six month period ended June 30, 2008 totaled $418,447, an increase of $210,760 from the $207,687 of total operating expenses incurred in the six month period ended June 30, 2007.  Nearly all of the operating expenses in both periods were classified as general and administrative expenses and consulting fees.  The current period increase is primarily due to the fact that during the six month period ended June 30, 2008, the Company incurred significant legal and accounting expense in an attempt to properly and completely respond to certain comments from the Securities and Exchange Commission.  These expenses are deemed to be irregular and non-recurring, and therefore not necessarily indicative of our expectations for future results.

We reported a net loss of $452,261, or $0.03 per share, incurred during the six months ended June 30, 2008, which is $217,857 greater than the $234,404 net loss, or $0.04 per share, incurred during the six months ended June 30, 2007.  The increased net loss is primarily attributed to the substantial increase in general and administrative expenses and legal and professional expenses incurred during the six month period ended June 30, 2008.

Liquidity and Capital Resources.

At June 30, 2008, our current assets were $20,752; current liabilities were $262,039, resulting in a working capital deficit of $241,287.

At June 30, 2008, we had cash and cash equivalents of $20,752.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Plan of Operations - continued

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

During the three months ended June 30, 2008, the Company issued 4,566,666 shares of common stock to various unrelated parties for cash totaling $92,689.  In addition, the Company issued 1,825,000 shares to various unrelated entities in exchange for $110,875 in services rendered.

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

Item 3.  Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5: Other Information

None

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

Exhibit #	Description
31.1	Certificate of Principal Executive Offic
31.2	Certificate of Principal Accounting Officer
32.1	Certification Pursuant to 18 U.S.C. 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W2 ENERGY, INC.
(Registrant)

Date: August 20, 2008	By:	/s/ Michael McLaren
Michael McLaren
Principal Executive Officer

Date: August 20, 2008	By:	/s/ Michael McLaren
Michael McLaren
Principal Accounting Officer Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: August 20, 2008	By:	/s/ Michael McLaren
Michael McLaren, Director

Date: August 20, 2008	By:	/s/ Ron Maruszczak
Ron Maruszczak, Director

Date: August 20, 2008	By:	/s/ Sigmund Phillipe Friberg
Sigmund Phillipe Friberg

Date: August 20, 2008	By:	/s/ Pierre Besuchet
Pierre Besuchet