Form 10-Q
period 2008-09-30
W2 ENERGY INC
filed 2008-11-19
CIK 1366430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number:  000-52277

W2 Energy, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1740321
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26 Densley Avenue Toronto, Ontario M6M 2R1
(Address, including zip code, of principal executive offices)

(416) 246-1100
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 17, 2008, there were 35,693,270 shares of common stock, par value $0.001, issued and outstanding.

W2 Energy, Inc.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,”  “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1	Financial Statements

INDEX

Consolidated Balance Sheet as of September 30, 2008 (Unaudited) and December 31, 2007	5

Consolidated Statements of Operation for the Three and Nine Months Ended September 30, 2008 and 2007 (Unaudited), and for the Period from the Inception of the Development Stage on October 1, 1992 through September 30, 2008 (Unaudited)	6

Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2008 and 2007 (Unaudited), and for the Period from the Inception of the Development Stage on October 1, 1992 through September 30, 2008 (Unaudited)	7

Notes to the Condensed Financial Statements as of September 30, 2008 and December 31, 2007 (Unaudited)	8

W2 ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$1,338	$29
Prepaid expenses	-	4,355

Total Current Assets	1,338	4,384

PROPERTY AND EQUIPMENT, net	14,597	15,263

TOTAL ASSETS	$15,935	$19,647

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$118,832	$78,914
Related party payables	-	486
Notes payable	105,947	137,556

Total Current Liabilities	224,779	216,956

LONG TERM DEBT

Notes payable	402,949	402,949

TOTAL LIABILITIES	627,728	619,905

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001par value; 150,000,000 shares authorized; 61,050,833 and no shares issued and outstanding, respectively	61,051	-
Common stock, $0.001par value; 250,000,000 shares authorized; 35,693,270 and 8,684,943 shares issued and outstanding, respectively	35,693	8,685
Additional paid-in capital	18,297,928	17,296,162
Stock subscription payable	54,843	-
Accumulated deficit	(19,061,308)	(17,905,105)

Total Stockholders' Equity (Deficit)	(611,793)	(600,258)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$15,935	$19,647

See accompanying notes to the financial statements.

W2 ENERGY, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

					From Inception of
					the Development
					Stage on October
	For the Three Months Ended		For the Nine Months Ended		1, 1992 Through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

REVENUES	$-	$-	$-	$-	$-

COST OF GOODS SOLD	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Research and development	-	44,916	-	81,158	188,727
General and administrative	46,795	112,869	223,730	189,236	15,897,430
Consultation fees	646,760	193,437	888,481	288,505	1,586,719

Total Expenses	693,555	351,222	1,112,211	558,899	17,672,876

LOSS FROM OPERATIONS	(693,555)	(351,222)	(1,112,211)	(558,899)	(17,672,876)

OTHER INCOME (EXPENSES)

Interest expense	(10,178)	(11,027)	(43,992)	(37,746)	(240,630)
Interest income	-	-	-	297	1,748

Total Other Income (Expenses)	(10,178)	(11,027)	(43,992)	(37,449)	(238,882)

DISCONTINUED OPERATIONS	-	-	-	-	(1,149,550)

NET LOSS	$(703,733)	$(362,249)	$(1,156,203)	$(596,348)	$(19,061,308)

BASIC LOSS PER SHARE	$(0.03)	$(0.05)	$(0.08)	$(0.09)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	27,926,166	7,084,820	14,422,002	6,488,570

See accompanying notes to the financial statements.

W2 ENERGY, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			From Inception of
			the Development
			Stage on October
	For the Nine Months Ended		1, 1992 Through
	September 30,		September 30,
	2008	2007	2008

OPERATING ACTIVITIES

Net loss	$(1,156,203)	$(596,348)	$(19,061,308)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	1,408	441	2,582
Common stock issued for services	888,481	348,525	6,117,447
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	4,355	(21,203)	-
Increase (decrease) in accounts payable and
and accrued expenses	39,432	6,049	(322,836)

Net Cash Used by Operating Activities	(222,527)	(262,536)	(13,264,115)

INVESTING ACTIVITIES

Purchase of equipment	(742)	(3,806)	(17,174)

Net Cash Used by Investing Activities	(742)	(3,806)	(17,174)

FINANCING ACTIVITIES

Stock offering costs paid	-	-	(50,650)
Repayment of notes payable	(2,109)	(151,939)	(136,604)
Common stock issued for cash
and subscriptions receivable	226,687	183,925	13,469,881

Net Cash Provided by Financing Activities	224,578	31,986	13,282,627

NET INCREASE (DECREASE) IN CASH	1,309	(234,356)	1,338

CASH AT BEGINNING OF PERIOD	29	234,361	-

CASH AT END OF PERIOD	$1,338	$5	$1,338

  See accompanying notes to the financial statements.

W2 ENERGY, INC.
Notes to the Condensed Financial Statements
September 30, 2008 and December 31, 2007
(unaudited)

NOTE 1 -                      CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 -                      EQUITY ACTIVITY

In 2008, the Company issued 18,501,866 shares of its common stock for services valued at $888,481. Common stock issued for services is valued at the trading price of the shares on the date they are issued. The Company also issued 4,734,008 shares of common stock for $235,718 in cash and 590,000 shares for debt in the amount of $29,500.

On April 29, 2008, the Company elected to perform a reverse-split of its common stock on a 20 shares for one share basis.  All references to common stock in these financial statements have been retroactively restated so as to incorporate the results of this reverse stock-split.

ITEM 2	Managements Discussion and Analysis of Financial Condition and Results of Operations.

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Forward-looking statements are, by their very nature, uncertain and risky.   These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business  disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

Since our inception, we began the development and design of our biomass plasma reactor for the production of Fisher Tropsch liquid fuel.  To date, we have successfully built a lab scale version of the reactor and have acquired sufficient data to begin development of the larger scale plant.  In order to succeed, we intend to do the following:

Our focus in the next 12 months has been to seek necessary working capital, and to develop our bench scale plant.  Our development plan focuses on joint venture relationships and strategic partnerships, through participation in trade shows and other direct marketing efforts.  Our marketing strategy is based on a reliable product, consistent quality and the delivery of a unique liquid fuel product.  We estimate the necessary proceeds to implement this stage of the development plan to be $500,000.  We do not plan to carry out these actions until we have secured funds from equity investment to fund this development plan.  At this time, we are uncertain if we can secure the necessary funding.

Our long term business strategy is to focus and develop a commercial application of our plasma-assisted biomass to energy plant.  We will utilize a combination of technologies which have been developed by the company, strategic partners and contractors to produce sulfur free diesel, fertilizer and electricity from waste and other organic feedstock.  Our long term business plan calls for the commercialization of the technologies though a series of scale-up plants starting with a 100 bbd(barrel per day), then a 1,000 bbd plant and finally a series of 10,000 bbd plants throughout the continental United States, Mexico and Canada.  We intend to finance this long term strategy via cash flow from the lower producing plants as well as equity, debt and joint venture financing.  We estimate the necessary proceeds to develop the 100 bb/d plant to be $2,500,000.  At this time, we are uncertain if we can secure the necessary funding.

Three Months Ended September 30, 2008 and 2007

Results of Operations

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Three Months Ended June 30, 2008

Revenues	$-	$-	$-
Operating expenses:
Research and development	-	44,916	-
General and administrative	46,795	112,869	124,979
Consulting fees	646,760	193,437	92,689
Income (loss) from operations	(693,555)	(351,222)	(217,668)
Other income (expenses)	(10,178)	(11,027)	(10,178)
Net income (loss)	$(703,733)	$(362,249)	$(227,846)

ITEM 2	Managements Discussion and Analysis of Financial Condition and Results of Operations. - continued

Three Months Ended September 30, 2008 and 2007 - continued

Revenue

Our revenue for the three months ended September 30, 2008 and 2007, and for the three months ended June 30, 2008, was $0.  Accordingly, our cost of goods sold was $0 for the same three month periods.  We have not generated revenues and thus we are in the development stage.

Research and development

We spent $0 on research and development for the three months ended September 30, 2008 and June 30, 2008, compared to $44,916 for the three months ended September 30, 2007.

General and administrative expenses

We incurred general and administrative expenses of $46,795 for the three months ended September 30, 2008 compared to general administrative expenses of $112,869 for the three months ended September 30, 2007 and $124,979 for the three months ended June 30, 2008.  Our general and administrative expenses for the three months ended September 30, 2008 consisted primarily of legal and accounting fees.

Consulting fees

We incurred $646,760 in consulting fees for the three months ended September 30, 2008, compared to $193,437 for the same period one year ago and $92,689 for the three months ended June 30, 2008.  These consulting fees were all paid for with issuances of common stock.  The consulting fees we incurred for the three months ended September 30, 2008 related to professional services and various other business development services.

Other Income

Our total other income was ($10,178) for the three months ended September 30, 2008, which consisted entirely of interest expense, compared to $(11,027) for the same period one year ago, and $(10,178) for the three months ended June 30, 2008.

Net Income (Loss)

We had a net loss of $703,733 for the three months ended September 30, 2008, compared to a net loss of $362,249 for the three months ended September 30, 2007, and $227,846 for the three months ended June 30, 2008.  The net loss for the three months ended September 30, 2008 was a result of our lack of revenues and the amounts we spent on general and administrative expenses and consulting fees.

Nine Months Ended September 30, 2008 and 2007

Results of Operations

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	For the Period from October 1, 1992 (Inception) through September 30, 2008

Revenues	$-	$-	$-
Operating expenses:
Research and development	-	81,158	188,727
General and administrative	223,730	189,236	15,897,430
Consulting fees	888,481	288,505	1,586,719
Income (loss) from operations	(1,112,211)	(558,899)	(17,672,876)
Other income (expenses)	(43,992)	(37,449)	(238,882)
Net income (loss)	$(1,156,203)	$(596,348)	$(19,061,308)

ITEM 2	Managements Discussion and Analysis of Financial Condition and Results of Operations. - continued

Nine Months Ended September 30, 2008 and 2007 - continued

Revenue

Our revenue for the nine months ended September 30, 2008 and 2007 was $0.  Additionally, we have had total revenues of $0 from our inception on October 1, 1992 through September 30, 2008.  Accordingly, our cost of goods sold was $0 for the nine month periods ended September 30, 2008 and 2007, and we have not had any cost of goods sold since our inception.  We have not generated revenues and thus we are in the development stage.

Research and development

We spent $0 on research and development for the nine months ended September 30, 2008, compared to $81,158 for the same period one year ago and $188,727 since our inception.

General and administrative expenses

We incurred general and administrative expenses of $223,730 for the nine months ended September 30, 2008 compared to general administrative expenses of $189,236 for the nine months ended September 30, 2007 and $15,897,430 for the period since our inception.  Our general and administrative expenses for the nine months ended September 30, 2008 consisted primarily of legal and accounting fees.

Consulting fees

We incurred $888,481 in consulting fees for the nine months ended September 30, 2008, compared to $288,505 for the same period one year ago and $1,586,719 since our inception.  The consulting fees we incurred for the nine months ended September 30, 2008 related to professional services and various other business development services.

Other Income

Our total other income was ($43,992) for the nine months ended September 30, 2008, which consisted entirely of interest expense, compared to ($37,449) for the same period one year ago.  We have a total of ($238,882) of other income since our inception through September 30, 2008, also consisting entirely of interest expense.

Net Income (Loss)

We had a net loss of $1,156,203 for the nine months ended September 30, 2008, compared to a net loss of $596,348 for the nine months ended September 30, 2007.  The net loss for the nine months ended September 30, 2008 was a result of our lack of revenues and the amounts we spent on general and administrative expenses and consulting fees.  Our net loss for the period from October 1, 1992 (inception) through September 30, 2008 was $19,061,308.

Liquidity and Capital Resources

Introduction

As of September 30, 2008, we had total current assets of $1,338 and total current liabilities of $224,779.  During the period from October 1, 1992 (inception) through September 30, 2008, we incurred a net loss of $19,061,308.

Our ability to continue as a going concern on a long-term basis is dependent upon our ability to generate sufficient cash flows from operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability.

Although we have been successful in the past in raising capital, no assurance can be given that sources of financing will continue to be available and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on favorable terms.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, dilution of the interests of existing shareholders may occur.  If we raise additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations.  Regardless of whether our assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

ITEM 2	Managements Discussion and Analysis of Financial Condition and Results of Operations. - continued

Liquidity and Capital Resources - continued

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of September 30, 2008, compared to the end of our last quarterly period were:

	As of September 30, 2008	As of June 30, 2008	Change

Cash and cash equivalents	$1,338	$20,752	$(19,414)
Total current assets	1,338	20,752	(19,414)
Total assets	15,935	35,877	(19,942)
Total current liabilities	224,779	262,039	(37,260)
Total liabilities	627,728	664,988	(37,260)

Cash Requirements

We intend to use our available funds for working capital purposes.

Sources and Uses of Cash

Operating Activities

Our net cash used in operating activities was $222,527 for the nine months ended September 30, 2008 and $262,536 for the nine months ended September 30, 2007.  Negative operating cash flows during the nine months ended September 30, 2008 were primarily the result of a net loss from operations of $1,156,203, which was partially offset by (i) the issuance of $888,481 in common stock for services, (ii) a decrease of $4,355 in prepaid expenses, and (iii) an increase of $39,432 in accounts payable and accrued expenses.  Our net cash used in operating activities was $13,264,115 for the period from October 1, 1992 (inception) through September 30, 2008.

Financing Activities

Our net cash provided by financing activities was $224,578 for the nine months ended September 30, 2008, compared to $31,986 for the nine months ended September 30, 2007, and were both the result of the sale of our common stock.  Our net cash provided by financing activities was $13,282,627 for the period from October 1, 1992 (inception) through September 30, 2008, and was all the result of the sale of our common stock.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2007, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles we utilized conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements that are in conformity with accounting principles generally accepted in the United States of America requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, as well as the disclosure of contingent assets and liabilities. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate estimates. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4T	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following three material weaknesses which have caused management to conclude that, as of September 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2008.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.           We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.           We had a significant number of audit adjustments last fiscal year.  Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information.  The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls.  Management evaluated the impact of our significant number of audit adjustments last year and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent registered public accounting firm, we have continued to refine our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this quarterly report.

In accordance with current SEC guidelines, our external auditors are required to provide their initial attestation in our Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings

In the ordinary course of business, we may be from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

On September 23, 2008, we issued 1,500,000 shares of our common stock, restricted in accordance with Rule 144, to one shareholder in exchange for $75,000 in services rendered.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was sophisticated and familiar with our operations.

On September 16, 2008, we issued 600,000 shares of our common stock, restricted in accordance with Rule 144, to one shareholder in exchange for $30,000 in services rendered.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was sophisticated and familiar with our operations.

On September 11, 2008, we issued 600,000 shares of our common stock, restricted in accordance with Rule 144, to one shareholder in exchange for $30,000 in services rendered.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was sophisticated and familiar with our operations.

On August 15, 2008, we issued 1,425,675 shares of our common stock, restricted in accordance with Rule 144, to two shareholders in exchange for $15,293 in cash and $37,500 in services rendered.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated and familiar with our operations.

On August 8, 2008, we issued 1,333,333 shares of our common stock, restricted in accordance with Rule 144, to one shareholder in exchange for $29,707 in cash.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was sophisticated and familiar with our operations.

On August 7, 2008, we issued 625,000 shares of our common stock, restricted in accordance with Rule 144, to one shareholder in exchange for $31,250 in services rendered.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was sophisticated and familiar with our operations.

On July 21, 2008, we issued 1,090,000 shares of our common stock, restricted in accordance with Rule 144, to two shareholders in exchange for $29,500 in debt and $25,000 in services rendered.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated and familiar with our operations.

On July 16, 2008, we issued 1,625,000 shares of our common stock, restricted in accordance with Rule 144, to two shareholders in exchange for $81,250 in services rendered.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated and familiar with our operations.

On July 7, 2008, we issued 3,130,000 shares of our common stock, restricted in accordance with Rule 144, to one shareholder in exchange for $156,500 in services rendered.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was sophisticated and familiar with our operations.

On July 3, 2008, we issued 3,605,200 shares of our common stock, restricted in accordance with Rule 144, to two shareholders in exchange for $180,260 in services rendered.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated and familiar with our operations.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5	Other Information

There have been no events that are required to be reported under this Item.

ITEM 6	Exhibits

Item No.	Description

3.1 (1)	Certificate of Incorporation of World Wise Technologies, Inc.

3.2 (1)	Amended Certificate of Incorporation of World Wise technologies, Inc.

3.3 (1)	Amended Certificate of Incorporation of W2 Energy, Inc.

3.4	Certificate of Designation of Class A Convertible Preferred Stock filed November 13, 2007

3.5 (1)	Bylaws of W2 Energy, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form 10SB-12G filed with the Commission on June 1, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W2 Energy, Inc.

Dated: November 17, 2008	/s/ Michael McLaren
	By:	Michael McLaren
President, Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer, &
Director