Form 10-K
period 2008-12-31
W2 ENERGY INC
filed 2009-05-20
CIK 1366430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number:  000-52277
W2 Energy, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-1740321
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18 Airpark Place Guelph, Ontario	N1L 1B2
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (519) 341-3185

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $5,159,561 based on 75,582,975 non-affiliate shares and the average of the high and low trade price of $0.061 as of the last business day of the registrant’s most recently completed second fiscal quarter.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐ No ☐

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  As of May 13, 2009, there were 84,582,975 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

W2 ENERGY, INC.

TABLE OF CONTENTS

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”).  These statements are based on management’s beliefs and assumptions, and on information currently available to management.  Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance.  They involve risks, uncertainties and assumptions.  The Company’s future results and shareholder values may differ materially from those expressed in these forward-looking statements.  Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 - BUSINESS

We were originally incorporated in Nevada on October 12, 2004 as World Wise Technologies, Inc.  Our name was changed to W2 Energy, Inc. on December 1, 2004.  On December 15, 2004, we acquired 100% of the issued and outstanding common stock of World Wise Technologies, Inc., an Ontario corporation formed in 1987, which was subsequently dissolved.

Our Internet websites are www.w2energy.com and www.w2solar.com.

HISTORICAL UPDATES

Drexel University Plasma Reactor and GTL Technology Partner

Until August 2007, we were part of a Sponsored Research Agreement with Drexel University specifically related to the Drexel Plasma Institute.  Under this agreement, we helped develop the BPR.  The agreement expired by its terms in August 2007.

Press Release Updates

In the past, we have issued press releases about potential transactions, interest in our products, contracts and acquisitions, some of which did not materialize.  The renewable energy industry is new, complex, and subject to rapid changes.  The size of the marketplace is staggering, and sometimes the size of potential transactions is overwhelming.  Globally, there are countless companies entering into this business, and we admit that some of them have misled and confused us.  As a result, we want to update you on the status of a few of our historical press releases that have not been otherwise updated.

•
On May 12, 2006, we issued a release about our intention to submit an offer to purchase a working coal fired plant.  If acquired, the plant could have generated revenues of as much as $336 million.  Our offer was rejected, and this plant has not been a part of our business plan since late 2006.

•
On May 19, 2006, we issued a release about inquiries we had received for a fertilizer product.  In order to fill all the initial inquiries, up to seven plants would have been needed, and the total revenue could have been as much as $2.17 billion.  None of the requests materialized into purchase orders.

•
On May 22, 2006, we issued a release about the letter of intent we issued to TechnoJunk and GreyMatter of New Zealand to build a plant for a coal mine.  If completed, a plant of this size could have represented as much as $310 million in revenue.  Our letter of intent expired without a definitive contract.

•
On May 30, 2006, we issued a release intended to update the status of the three releases described above.  In addition, we announced that we continued to receive inquiries about our diesel product and that they could represent as much as $1.75 billion in revenue if all the inquiries were converted to purchase orders.  None of the inquiries were converted to purchase orders.

ITEM 1 - BUSINESS - continued

HISTORICAL UPDATES - continued

•
On July 25, 2006, we issued a release announcing that we had tested the plasma assisted biomass-to-liquid test facility using peat, ignite, and sewage sludge.  We again noted that we had inquiries about our diesel product that could represent as much as $1.7 billion in revenue (if all inquiries were converted to purchase orders).  If we had cash in that amount, our book value would have been as much as $17.50 per share.  None of the inquiries were converted to purchase orders.

•
On August 28, 2006, we issued a release announcing that we were in underwriting with a banking firm to provide financing for a diesel fuel project.  If the financing were approved, and the project completed, we would have capacity for as much as $20 million in revenues.  The financing was not approved, and the project was not completed.

•
On September 26, 2007, we issued a release announcing that we had entered into an agreement with N.D. Zelinsky Institute of Organic Chemistry.  We again noted that we had inquiries for our product that could represent as much as $1.7 billion in revenue (if all inquiries were converted to purchase orders).  None of the inquiries were converted to purchase orders.

OUR CURRENT BUSINESS

We acquire and develop renewable and clean energy technologies and will be deploying them in projects around the world.

Our plasma-assisted-biomass-to-energy plants utilize state of the art technologies to produce clean, non-polluting energy, which includes process heat (hot water and steam), liquid hydrocarbon fuels (including gasoline, JP8 jet fuel, and ultra low sulfur diesel), and electricity, at prices competitive with other technologies.

Our mass-to-energy plants create energy from renewable feedstocks such as municipal solid waste, agricultural waste, tires, medical waste or even sewage.  Our plants can also create clean energy from sources once thought to be “dirty,” including natural gas, crude oil and coal.  Our plants can create clean energy from these once-dirty feedstocks by effective filtering out or sequestering all of the compounds which society wishes to keep out of the environment.

Our mass-to-energy technologies filter out the nitrous oxides, sulfur oxides and hydrochloric acid.  Our carbon sequestration technologies use the carbon and oxygen in the waste stream to either make liquid fuel or electricity. The carbon dioxide which would normally enter the atmosphere after combustion in a coal-burning plant is actually used to make clean energy in our plants.

Our solar technologies create hot water, steam and electricity.  We deploy our solar technologies in installations ranging in size from single homes to full scale utility applications.

Our hydroelectric and wind power systems convert wind and hydro power into hydraulic energy which can either create electricity or drive pumps for any purpose.

Our hazardous waste destruction technology can destroy explosives, chemical weapons and PCB’s.  This technology can create energy from some of the hazardous feedstocks, but in all cases can render these hazardous feedstocks harmless.

Renewable Fuels

Renewable fuels can be defined generally as solid, liquid or gas fuels produced from renewable sources – sources which are essentially inexhaustible.  Solar, wind, hydro and geothermal power are renewable, as are municipal solid waste, sewage, agricultural waste and tires. Our technologies convert renewable energy sources into usable energy. We only use non-food feedstocks.  We will never use food products as feedstocks.

ITEM 1 - BUSINESS - continued

OUR CURRENT BUSINESS - continued

Market Size and Growth

According to recent estimates, the renewable fuels market in North America alone had revenues of $9.9 billion in 2007 and is expected to nearly double in the next five years to $18.5 billion in 2012 for an expected compound annual growth rate of 13.2 percent.  Production capacity in North America is expected to grow to 3.47 billion gallons in 2009, up from 2.24 billion gallons in 2008.  New government initiatives are expected to contribute to this growth.  For example, the Energy Independence and Security Act of 2007 increases the minimum production of renewable fuels target to 36 billion gallons in 2022.

The Energy Information Administration (“EIA”) has projected that the use of alternative fuels, such as ethanol, biodiesel and coal-to-liquid, will increase substantially as a result of the higher prices projected for traditional fuels and the support for alternative fuels provided in recently enacted Federal and state legislation.  Renewable energy consumption for electric power generation, excluding hydroelectricity, will grow from 0.9 quadrillion Btu in 2006 to 3.2 quadrillion Btu in 2030.  The higher level of non-hydroelectric renewable energy consumption primarily reflects a revised representation of state renewable portfolio standard (“RPS”) programs, which require that specific and generally increasing shares of electricity sales be supplied by renewable resources, such as wind, solar, geothermal, and sometimes biomass or hydropower.

PRODUCTS AND SERVICES

We are a development stage company intent on becoming a major supplier of technologies in the clean energy marketplace. We have not yet begun to mass produce our products.

Our mass-to-energy plants use two different gasifiers to convert hydrocarbon feedstocks into syngas (hydrogen and carbon monoxide) and other gaseous byproducts.  The syngas forms the basis for our liquid fuel production.  Sometimes we burn the syngas for additional heat and bypass the production of liquid fuels.  When we do not convert the syngas into liquid fuels, we use our algae reactor to convert the excess carbon dioxide into algae.  We then either gasify the algae or convert it into biodiesel.

Our gasifiers demolecularize the hydrocarbon feedstock using a plasma field.  Plasma is a field of highly charged atomics particles.  Those highly charged particles collide with the atoms in the feedstock and break the molecular bonds.  That process of demolecularization generates heat and also makes all the constituent atoms available for further combustion or for the production of liquid fuels.

Our plants are cost-competitive to build and operate in part because they generate a plasma field using electrical or electrical and thermal rather than pure thermal methodology and operate at temperatures between 700 and 1300 degree Fahrenheit rather than 5000-8000 degrees Fahrenheit typical of plasma torch gasification systems.

Filters remove contaminants in the syngas such as sulfur and nitrogen oxides and hydrochloric acid.  The hot syngas flashes steam which drives a steam engine and produces electricity. The purified syngas is either combusted in a boiler to make more heat to drive the steam turbine, or the syngas travels to the gas-to-liquid section where it is converted into Fischer-Tropsch liquid fuels including gasoline, diesel fuel and/or JP8 jet fuel.

Our proprietary gas-to-liquid catalyst generates heat and additional carbon dioxide.  That heat generates additional steam which is fed to the steam engine.  The carbon dioxide either travels back to the gasifier where it is recracked into its constituent carbon and oxygen atoms, or it travels to our algae reactor.  The algae consumes the carbon dioxide and is then either fed back into the gasifier or converted into biodiesel.

Our solar power technologies can create process heat and electricity from solar power.  When coupled with our proprietary steam engine technology, our solar power technologies can create off and on-grid solar power solutions worldwide.

Our hydropower technologies can convert the power available in rivers and streams into usable electricity.

ITEM 1 - BUSINESS - continued

TECHNOLOGIES

Plasma-Assisted Gassifier

Fuel Output

Our technology creates liquid fuels and waxes in approximately the following proportions.  These proportions may shift somewhat based on the constituent molecules and hydrocarbons in the feedstock.

•	1 ton plastics, tires or solid waste: 100 gallons

•	1 ton coal: 131 gallons

•	1 ton animal or human waste: 66 gallons

Our catalytic technology can produce 80 grams of C5+ liquid hydrocarbons from 1 cubic meter of synthesis gas.  Our gas-to-liquid catalyst produces liquid hydrocarbons in the following percentages by weight:

•	CH4 (methane) - 11%

•	C2-C4 (LPG) - 10%

•	C5-C10 (Gasoline) - 27%

•	C11-C20 (Diesel) - 31%

•	C21+ (industrial waxes) - 21%

Electrical Only Generation

•	Our PAG technology converts solid hydrocarbons to syngas at an efficiency rate of 90% or more. Our engine converts syngas into electricity at an efficiency of approximately 50%.

Small Energy Generating Systems (SEGS)

These unique technologies are efficient, economical, and environmentally safe, even for use in the most environmentally sensitive applications such as submerged in rivers or oceans.

The hydraulic pump/motor will be used in electrical generating systems, which will be installed in locations where there is no chance of freezing temperatures.  On the other hand, a rotary pump will be used in electrical generating applications in which freezing temperatures could be encountered.  A commercial hydraulic motor will be combined with the rotary pump for incorporation into any of the biomass, wind and hydro generating systems.  The rotary motor, a novel invention, is described in US Patent #4.932.850 “Rotary device having Inner and outer interengaging rotors” dated June 12, 1990.  We have modified and improved the original rotor designs as well as built various prototype pumps and motors for testing.  We believe that these designs have the following advantages over pumps and motors of similar size:

•	High volumetric flow efficiency

•	Low power input requirement

•	Low internal friction and wear

•	Low maintenance

ITEM 1 - BUSINESS - continued

TECHNOLOGIES - continued

•	Relatively leak free (no drain required)

•	Compact

•	Variable displacement

•	Variable operating speed

•	Quiet

•	Easily scaleable

SEGS generating systems consist of four primary components:

1.	Runner (i.e. rotor/propeller)

2.	Hydraulic pump

3.	Hydraulic motor

4.	Generator

Two types of mini-Hydro electrical generating systems will be produced:

•	submerged systems for rapids and tidal streams;

•	systems for existing mill and storage dams.

PARCON

The PARCON is a transportable waste treatment facility that destroys hazardous gases and liquids.  The PARCON is available with a variety of capacities and economic efficiencies, depending on the waste material and operating objectives.  The PARCON has a range of potential commercial applications such as the destruction of PCBs, CFCs, and bottled gases.  The PARCON has also successfully destroyed chemical weapons and explosive agents.

Parcon - Process Description

The PARCON technology is a thermal non-incineration process.  High temperature plasma is generated by sending a powerful electrical charge into an inert gas, such as argon.  Once the plasma field has been formed, it is sustained with ordinary compressed air.  The field is contained in the upper section of a cylindrical reactor.  The temperature of the plasma field is well over 5000°C at the point of generation (and where the liquid or gaseous waste is injected).  The temperature in the upper reactor is about 3500°C and descends through the reaction zone to 1300°C.  (Note: the surface of the sun burns at approximately 5000°C, and “high temperature” incinerators for hazardous waste burn at approximately 1300°C.)

The PARCON technology destroys hazardous organic compounds through a three-step process of thermal decomposition, oxidation, and neutralization.

Step 1: Decomposition.  The waste is injected into the PARCON plasma field.  The extreme temperature and electrical instability instantaneously disintegrates the waste molecules, leaving only the constituent atoms.

ITEM 1 - BUSINESS - continued

TECHNOLOGIES - continued

Step 2: Oxidization.  The atoms are then oxidized, creating new molecules with predicted and known elements.

Step 3: Neutralization.  (This step is critical, and it is where other technologies have failed.)  The gas comprised of the newly formed molecules is quickly and precisely cooled to prevent the atoms from re-organizing into dioxin or furan, which are commonly more toxic, and carcinogenic, than the original waste.  The exit gas is “cleaned” by conventional chemical scrubbing so that any emissions to the atmosphere are non-hazardous.

Parcon - Features and Benefits

The PARCON is a safe, cost-effective, and reliable waste destruction technology that is mobile and environmentally friendly.  The PARCON features:

•
Consistent attainment of superior DRE’s with minimal emissions.  Dioxin, furan, and NOx (nitrogen oxides) emissions are well below Ministry of the Environment of the Province of Ontario, Canada (MOE) and Environmental Protection Agency (EPA) regulations.

•	No secondary waste stream.

•
Versatility. It can be operated on a stand-alone basis, in parallel with other PARCON units for larger jobs and multi-compound waste streams, or constructed as a permanent facility.  It may be integrated with other mixed media treatment systems as part of a total system solution.

•
Containment.  A PARCON system can complete a project on site, without the need for off-site disposal of incompatible substances such as liquids or gases (that are beyond the capabilities of other systems).

•	Minimal handling and preparation of feed material.

•	Easily transported and operator friendly.

•	The portability of the unit reduces the danger and inherent liabilities in transporting toxic and hazardous materials to an offsite disposal or treatment facility.

•	Low capital, operating, and maintenance costs.

Parcon - Range of Suitable Wastes

The standard PARCON can achieve > 99.9999% Destruction and Removal Efficiency (DRE) on 43 of the top 60 compounds on the US-EPA National Priorities List.  These compounds may occur as individual or mixed waste streams.

Parcon – Testing

There have been two comprehensive test programs completed on the PARCON:

1)      On August 14, 2001 the final results of the PARCON development and test program verified the effectiveness of the PARCON’s proprietary torch design, the overall reliability of the PARCON, and the achievement of very high Destruction/Removal Efficiencies (DRE) for high-level polychlorinated biphenyls (PCBs).

ITEM 1 - BUSINESS - continued

TECHNOLOGIES - continued

Also, an Emission Characterization Program of the PARCON was completed by Envirosolve, an independent environmental testing company contracted by Kinectrics.  The results of the Emission Characterization Program confirmed that the PARCON performed well beyond the minimum requirements for all current Ontario Environmental Protection Act, Regulation 346 Standards, Interim Standards, Interim Guidelines and Approvals Screening Levels based on ground level point of impingement concentrations.  The test program with Kinectrics confirmed the results achieved by Acurex Environmental Corporation in 1997.

2)      PARCON Testing at the Environmental Research Center. Raleigh, North Carolina. 1997.

In 1997, the PARCON 125 was tested at the Environmental Research Center in Raleigh, North Carolina.  This facility is managed by the Air Pollution Prevention and Control Division (EPA/APPCD) of the US Environmental Protection Agency’s National Risk Management Research Laboratory (NRMRL).  Testing was performed by Arcadis-Geraghty & Miller (formerly Acurex Environmental Corporation), an engineering firm that provides proof of technology and testing services to the US-EPA.

Acurex validated the PARCON’s ability to effectively destroy PCBs and chemical weapon and explosive agents.  The PARCON performed in excess of US-EPA requirements.  Extensive testing proved that the PARCON performs to concept and design specifications on a wide range of highly chlorinated hazardous wastes, including PCBs, pesticides, herbicides, and chemical weapon compounds that contained chlorine, sulfur, and phosphorous.  The PARCON achieved Destruction & Removal Efficiency (DRE) of > 99.9999 to > 99.999995%.

Of equal significance, emission of the highly carcinogenic dioxin and furan compounds, were undetectable or detected in only minute amounts.  Other air and water emissions were well below the standards imposed by US-EPA, the European Union, and the Ontario Ministry of Environment.

Patents

PARCON patents have been granted in Mexico and Australia and are pending in Canada.

The Market

Today, there are many handling, treatment, disposal and recovery protocols that are employed in the waste disposal industry, but even with all mankind’s technological advancements, these remain, at best, marginally effective.  As the global community matures, there is a developing social conscience that is demanding the establishment of safe and effective modern waste disposal practices that eliminate landfills and protect the environment.

Traditional practices have quickly become unacceptable.  For example, incineration, a common approach long used to destroy many hazardous wastes has recently come under increasing attack because of unsatisfactory exhaust gas emissions, and its ash by-product that generally must be disposed of as hazardous waste.  Similarly, incinerating PCBs and other chlorinated compounds may produce extremely dangerous carcinogenic compounds.  Modern plasma-based systems are now more cost-effective than either retrofitting existing incinerators or building new facilities that comply with current regulations.

The largest targets with PCB inventories are electrical utilities, large manufacturing companies and resource-based companies.  Typically, these companies are storing used and outdated PCB-filled transformers and capacitors onsite.

CFCs

Refrigerant Management Canada (RMC) estimates that about 2900 metric tones (MT) of surplus refrigerants (CFCs) will be collected and destroyed over a 10 year period beginning in 2002.

ITEM 1 - BUSINESS - continued

TECHNOLOGIES - continued

Bottled Gases

The market for hazardous bottled gases is a niche market that is ideally suited to the capabilities of the PARCON.  These gaseous wastes are produced by laboratories, hospitals, and industry.  According to the MOE, in 1999, the size of the market for lab gases in Ontario was 391,028 litres.  Current market prices for disposing of lecture bottle lab gases range from C$165 – $950 per one litre bottle (regardless of the amount of gas in the bottle).

There are no transfer stations in Canada or the USA that have on-site final treatment or disposal capability for these gases, and there are a very limited number of processing facilities that dispose of this particular waste stream.  Currently, these wastes are shipped from transfer stations to the southern USA for final disposal where they are processed through chemical neutralization or incineration.  These technologies are limited, and their environmental impacts can be significant.  The operating and environmental efficiencies of the PARCON far surpass the existing processes.

Demilitarization

Modern demilitarization programs represent lucrative opportunities for plasma environmental technologies (PET).  The US Department of Defense’s chemical weapon demilitarization program includes stockpiled and non-stockpiled arsenals.  The stockpiled projects are the highest volume, but they are infrequent, and they attract the most attention and competition.  The non-stockpile projects are smaller but virtually continuous and opportunities for specialized technology are numerous.

W2 Solar

We have developed several proprietary technologies which will allow the highest efficiency and lowest cost in converting solar energy to heat, steam and electricity.

The SunCatcher parabolic solar collector gathers all the available sunlight and focuses it on a central vacuum tube.  One side of the vacuum tube is covered with light absorbing material, which converts the solar energy into heat.  A vacuum layer between an inner and an outer layer of glass traps nearly 100% of that heat inside of the tube.  The heat inside the vacuum tube is transferred to the hot water loop via a pipe filled with heat transfer fluid inside of each vacuum tube.  The hot water inside the loop is pressurized and heated to approximately 400 degrees Fahrenheit.  This pressurized hot water runs through a heat exchanger where it flashes steam.  That steam powers the The SteamRay steam engine.  It is a rotary engine which makes the most efficient use of the steam power by eliminating the frictional losses associated with piston-design steam engines.

The SteamRay generates AC power, which travels to the power conditioning unit, which makes sure that the power conforms to utility specifications.  The wet steam exits the SteamRay and gives up most of its remaining heat to another heat exchanger, which can be used to make hot water for a building or a factory.  If the customer does not require any hot water, the wet steam is sent back to the heat exchanger where it is again flashed into higher temperature dry steam, and then recycled back into the SteamRay.

STRATEGIC PARTNERS

Alpha Renewable Energy

We have formed a partnership with Alpha Renewable Energy to manufacture and sell biomass-to-energy plants in India. Effective as of December 30, 2008, we have licensed to Alpha Renewable Energy, LLC our expertise and technology for the creation of clean energy.  Our technology is comprised of our mass-to-energy technology, solar technology and small electrical generating systems. This licensing agreement includes the exclusive use, manufacture, marketing and promotion of our technology by Alpha Renewable Energy in the country of India. Alpha Renewable Energy is a company based in Atlanta, Georgia that produces renewable energy products.  The company currently has developed several products including a Bio-refinery project in partnership with the University of Georgia, bio-mass wood gas stoves for rural areas and standalone power generators also used for rural areas.

ITEM 1 - BUSINESS - continued

STRATEGIC PARTNERS - continued

R&J Howell

R&J Howell has signed a Letter of Intent with its business partners to supply waste-to-energy plants in the Caribbean.  R&J Howell will be helping us to certify our mass-to-energy plants for carbon offset credits.  R&J Howell provides real estate and investment consulting to a variety of industrial, commercial and government clients worldwide.  The company has been in business since 1964 and since that time has been involved in a number or real-estate and high technology investments.

COMPETITION

We face intense competition from other businesses that design and sell alternative energy source products.  Moreover, competition will, to an even greater degree, come from companies who distribute and sell traditional energy source products, including but not limited to, oil, gas, and hydroelectric.  The competitors will have longer operating histories, greater brand name recognition, and larger installed customer bases.  Competition will pose the following hurdles to our success:

•
The established competition will have significantly more financial resources, research and development facilities, and manufacturing and marketing experience than we do.  The competition may make future developments that will render our proposed products obsolete.

•
We also expect to face competition from new entrants into our targeted industry segment.  We anticipate that demand for products and services based on alternative energy sources will grow.  As this occurs, we expect competition to become more intense and there can be no guarantee we will be able to remain competitive with new entries into the market.

•
We will likely need to obtain and maintain certain technical and patent advantages over our competitors.  Maintaining such advantages will require a continued high level of investment by us in research and development, marketing, sales, and customer support.

•
There can be no assurance that we will have sufficient resources to maintain our research and development, marketing, sales, and customer support efforts on a competitive basis, or that we will be able to make the technological advances necessary to maintain a competitive advantage with respect to our products and services; and

•
Increased competition could result in price reductions, fewer product orders, obsolete technology, and reduced operating margins, any of which could materially and adversely affect our business, financial condition, and results of operations.

SOURCE AND AVAILABILITY OF RAW MATERIALS AND THE NAMES OF PRINCIPAL SUPPLIERS

Powered Coal

There are a variety of suppliers who sell powered coal as a commodity item, and we have begun negotiations with algae suppliers, peat suppliers, and will make proposals to local communities for their waste organics and sewage sludge once the 100 barrel per day plant is operational.  The plant will run primarily on coal until it is complete and commissioned before signing contracts for other raw materials.  Presently the DPR is using wood flour purchased ad-hoc from local suppliers.

DEPENDENCE ON ONE OR A FEW MAJOR SUPPLIERS

We are not dependent on one or a few major suppliers.

ITEM 1 - BUSINESS - continued

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

In addition, new laws, new interpretations of existing laws, increased governmental enforcement of environmental laws, or other developments could require us to make additional significant expenditures.  Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls at our production facilities.  Present and future environmental laws and regulations (and interpretations thereof) applicable to renewable fuel production, more vigorous enforcement policies and discovery of currently unknown conditions may require substantial expenditures that could have a material adverse effect on the results of our contemplated operations and financial position.

RESEARCH AND DEVELOPMENT

We have incurred approximately $81,000 in research and development costs in the prior two fiscal years.  None of these costs have been borne directly by customers.

COST AND EFFECTS OF COMPLIANCE WITH ENVIRONMENTAL LAWS

See EFFECT OF EXISTING OR PROBABLE GOVERNMENTAL REGULATIONS ON THE BUSINESS, above.

EMPLOYEES

We currently have six (6) full time employees.

ITEM 1A - RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 1B - UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we have not received written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934 within the last 180 days before the end of our last fiscal year that have not been resolved.

ITEM 2 - PROPERTIES

We sublet, on a month to month basis, approximately 6,000 square feet of office space at 18 Airpark Place, Guelph, Ontario, Canada, for $5,000 per month.

ITEM 3 - LEGAL PROCEEDINGS

We are not currently a party to any pending or threatened legal proceedings.

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

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the last fiscal year.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is currently quoted on the Pink Sheets by Pink OTC Markets, Inc. under the symbol “WTWO.”  Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market.  There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low trade price for each quarter within the two most recent fiscal years, plus the first quarter of 2009.  Historical high and low bid price information is not, to our knowledge, available for securities quoted on the Pink Sheets.

		Bid Prices
Fiscal Year Ended December 31,	Period	High	Low

2007	First Quarter	$1.70	$0.76
	Second Quarter	$1.30	$0.62
	Third Quarter	$1.20	$0.36
	Fourth Quarter	$0.40	$0.10

2008	First Quarter	$0.20	$0.04
	Second Quarter	$0.10	$0.025
	Third Quarter	$0.078	$0.025
	Fourth Quarter	$0.031	$0.005

2009	First Quarter	$0.025	$0.0016

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

As of May 13, 2009, there were 84,582,975 shares of our common stock issued and outstanding and held by 30 holders of record.  We believe many of the shares of our common stock are held in “street name” and, therefore, we believe the actual number of shareholders is significantly higher.

Dividend Policy

We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future.  We intend to apply our earnings, if any, in expanding our operations and related activities.  The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

Recent Issuance of Unregistered Securities

On December 11, 2008, we issued 2,500,000 shares of our common stock, restricted in accordance with Rule 144, to one shareholder in exchange for services rendered.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was sophisticated and familiar with our operations.

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

Recent Issuance of Unregistered Securities - continued

On December 5, 2008, we issued 3,125,000 shares of our common stock, restricted in accordance with Rule 144, to one shareholder in exchange for services rendered.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was sophisticated and familiar with our operations.

On November 18, 2008 and November 26, 2008, we issued an aggregate of 6,000,000 shares of our common stock, restricted in accordance with Rule 144, to Mazuma Corp. for services rendered.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was sophisticated and familiar with our operations.

On October 20, 2008, we issued 1,764,705 shares of our common stock, restricted in accordance with Rule 144, to one shareholder in exchange for services rendered.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was sophisticated and familiar with our operations.

On October 15, 2008, November 5, 2008, and December 11, 2008, we issued an aggregate of 10,500,000 shares of our common stock, restricted in accordance with Rule 144, to Mazuma Corp. in exchange for $54,466.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was sophisticated and familiar with our operations.

On October 29, 2008, we issued 2,500,000 shares of our common stock, restricted in accordance with Rule 144, to one shareholder in exchange for services rendered.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was sophisticated and familiar with our operations.

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

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES - continued

Recent Issuance of Unregistered Securities - continued

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

On January 17, 2008, we issued 58,377,426 shares of our Class A Preferred Stock to five individuals in exchange for a like number of shares of our common stock.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated and familiar with our operations.

During the three months ended June 30, 2008, we issued 4,566,666 shares of common stock to various unrelated parties for cash totaling $92,689.  In addition, we issued 1,825,000 shares to various unrelated entities in exchange for $110,875 in services rendered.  During the three months ended March 31, 2008, we issued 900,000 shares of common stock to various unrelated parties for cash totaling $25,000.  In addition, we issued 1,000,000 shares to an unrelated entity in exchange for services rendered.  We canceled 61,050,833 shares of common stock held by various individuals and replaced the shares by issuing 61,050,833 shares of Series A preferred stock to these same individuals.  The shares of unregistered securities issued pursuant to the above table were issued in reliance upon exemptions from registration set forth in Section 4(2) of the Securities Act of 1933, as amended and Regulation S promulgated under the Act.  All investors were either business associates of, or personally known to, our officer and director and are accredited investors as such term is defined in Rule 501 promulgated under the Act.  Each investor completed a subscription agreement whereby the investors certified that they were purchasing the shares for their own accounts, with investment intent.  This offering was not accompanied by general advertisement or general solicitation and the shares were issued with a Rule 144 restrictive legend.

Class A Preferred Stock

On November 13, 2007, our Board of Directors approved a new class of preferred stock, consisting of 150,000,000 shares with a par value of $0.001 per share, known as Class A Preferred Stock.  The Preferred Stock has a dividend and liquidation preference to our common stock, has two votes per share on all matters requiring a shareholder vote, and each share is convertible into ten shares of our common stock at the election of the holder thereof.  As of May 13, 2009, there are 58,377,426 shares of our Class A Preferred Stock issued and outstanding and held by five shareholders, three of which are our directors.

ITEM 6 - SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Overview

We have six technologies that we anticipate will be deployed in a variety of uses around the world.  These technologies are:

•	plasma-assisted-biomass-to-energy plants;
•	mass-to-energy plants;
•	mass-to-energy technologies;
•	solar technologies;
•	hydroelectric and wind power systems; and
•	hazardous waste destruction technology.

Through the year ended December 31, 2008, we did not generate any revenues from any of our technologies.  Our development plan is to enter into joint venture relationship and strategic partnerships with third parties to help develop these technologies because they are very capital intensive.  To date, we have been successful in entering into several relationships that we think have the potential to generate revenue in the near future.  Essentially all of our activities have been focused on developing these relationships and becoming a reporting issuer under the Securities Exchange Act of 1934.

Results of Operations for the Years Ended December 31, 2008 and 2007

Our revenues, operating expenses, income (loss) from operations, other income (expenses), and net income (loss) for each of the years ended December 31, 2008 and 2007 are as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Percentage Change	For the Period from October 1, 1992 (Inception) through December 31, 2008

Revenues	$-	$-	N/A	$-
Operating expenses:
Research and development	-	81,158	N/A	188,727
General and administrative	299,296	297,359	<1%	15,983,958
Consulting fees	981,319	288,504	240%	1,679,348
Income (loss) from operations	(1,280,615)	(667,021)	92%	(17,852,033)
Other income (expenses)	(56,078)	(37,449)	50%	(240,215
Discontinued operations	-	-	N/A	(1,149,550)
Net income (loss)	$(1,336,693)	$(704,470)	90%	$(19,241,798)

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Results of Operations for the Years Ended December 31, 2008 and 2007 - continued

Revenue

Our revenue for the years ended December 31, 2008 and 2007 was $0.  Additionally, we have had total revenues of $0 from our inception on October 1, 1992 through December 30, 2008.  Accordingly, our cost of goods sold was $0 for those same periods.  We have not generated revenues and thus we are in the development stage.

Research and development

We spent $0 on research and development for the year ended December 31, 2008, compared to $81,158 for the year ended December 31, 2007, and $188,727 since our inception.

General and administrative expenses

We incurred general and administrative expenses of $299,296 for the year ended December 31, 2008 compared to $297,359 for the year ended December 31, 2007 and $15,983,958 for the period since our inception.  Our general and administrative expenses for the year ended December 31, 2008 consisted primarily of legal and accounting fees.

Consulting fees

We incurred $981,319 in consulting fees for the year ended December 31, 2008, compared to $288,504 for the year ended December 31, 2007 and $1,679,348 since our inception.  The consulting fees we incurred for the year ended December 31, 2008 related to professional services and various other business development services.

Other Income (Expenses)

Our total other expenses were $56,078 for the year ended December 31, 2008, which consisted entirely of interest expense, compared to ($37,449) for the year ended December 31, 2007.  We have a total of $240,215 of other expenses since our inception, consisting primarily of interest expense.

Net Income (Loss)

We had a net loss of $1,336,693 for the year ended December 31, 2008, compared to a net loss of $704,470 for the year ended December 31, 2007.  The net loss for the year ended December 31, 2008 was a result of our lack of revenues and the amounts we spent on general and administrative expenses and consulting fees.  Our net loss for the period from October 1, 1992 (inception) through December 31, 2008 was $19,241,798.

Liquidity and Capital Resources

Introduction

As of December 31, 2008, we had total current assets of $28 and total current liabilities of $275,447.  During the period from October 1, 1992 (inception) through December 31, 2008, we incurred a net loss of $19,241,798.

Our ability to continue as a going concern on a long-term basis is dependent upon our ability to generate sufficient cash flows from operations to meet our obligations on a timely basis, to obtain additional financing, and ultimately attain profitability.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Liquidity and Capital Resources - continued

Although we have been mildly successful in the past in raising capital, no assurance can be given that sources of financing will continue to be available and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on favorable terms.

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

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of December 31, 2008, compared to the December 31, 2007 and also the end of our last quarterly period were:

	As of December 31, 2008	As of December 31, 2007	As of September 30, 2008

Cash and cash equivalents	$28	$29	$1,338
Total current assets	28	4,384	1,338
Total assets	13,895	19,647	15,935
Total current liabilities	275,447	216,956	224,779
Total liabilities	658,873	619,905	627,728

Cash Requirements

We intend to use our available funds for working capital purposes.

Sources and Uses of Cash

Operating Activities

Our net cash used in operating activities was $278,303 for the year ended December 31, 2008 and $427,494 for the year ended December 31, 2007.  Negative operating cash flows during the year ended December 31, 2008 were primarily the result of a net loss from operations of $1,336,693, which was partially offset by (i) the issuance of $981,320 in common stock for services, (ii) a decrease of $4,355 in prepaid expenses, and (iii) an increase of $70,577 in accounts payable and accrued expenses.  Our net cash used in operating activities was $13,319,891 for the period from October 1, 1992 (inception) through December 31, 2008.

Financing Activities

Our net cash provided by financing activities was $279,044 for the year ended December 31, 2008, compared to $203,738 for the year ended December 31, 2007, and were both primarily the result of the sale of our common stock.  Our net cash provided by financing activities was $13,337,093 for the period from October 1, 1992 (inception) through December 31, 2008, and was primarily the result of the sale of our common stock.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - continued

Critical Accounting Policies

Our accounting policies are fully described in Note 2 to our consolidated financial statements.  The following describes the general application of accounting principles that impact our consolidated financial statements.

Our results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debt, inventories, investments, intangible assets, income taxes, financing operations, and contingencies and litigation.

We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Certified Public Accountants	F-1

Balance Sheets as of December 31, 2008 and 2007	F-2

Statement of Operations for the Years Ended December 31, 2008 and 2007 and for the Period from October 1, 2004 (Inception) to December 31, 2008	F-3

Statement of Stockholders’ Equity	F-4 to F-8

Statement of Cash Flows for the Years Ended December 31, 2008 and 2007 and for the Period from October 1, 2004 (Inception) to December 31, 2008	F-9 to F-10

Notes to Financial Statements	F-11 to F-15

MOORE & ASSOCIATES, CHARTERED
           ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
W2 Energy, Inc.
(A Development Stage Company)

We have audited the accompanying balance sheets of W2 Energy, Inc. (A Development Stage Company) as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and December 31, 2007 and since inception of the development stage on October 1, 1992 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of W2 Energy, Inc. (A Development Stage Company) as of December 31, 2008 and December 31, 2007, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2008 and December 31, 2007 and since inception of the development stage on October 1, 1992 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
May 15, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

W2 ENERGY, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,
	2008	2007

CURRENT ASSETS

Cash	$28	$29
Prepaid expenses	-	4,355

Total Current Assets	28	4,384

PROPERTY AND EQUIPMENT, net	13,867	15,263

OTHER ASSETS

Technology	-	-

Total Other Assets	-	-

TOTAL ASSETS	$13,895	$19,647

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$137,891	$78,914
Related party payables	-	486
Notes payable	137,556	137,556

Total Current Liabilities	275,447	216,956

LONG TERM DEBT

Notes payable	383,426	402,949

TOTAL LIABILITIES	658,873	619,905

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value, 250,000,000 shares
authorized, 58,377,426 shares issued and outstanding	58,378	-
Common stock, $0.001par value; 250,000,000 shares
authorized; 62,082,973 and 8,684,943 shares issued
and outstanding, respectively	62,083	173,699
Additional paid-in capital	18,421,516	17,131,148
Stock subscriptions payable	54,843	-
Accumulated deficit	(19,241,798)	(17,905,105)

Total Stockholders' Equity (Deficit)	(644,978)	(600,258)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$13,895	$19,647

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Statements of Operations

			From Inception of
			the Development
	For the Years		Stage on October
	Ended		1, 1992 Through
	December 31,		December 31,
	2008	2007	2008

REVENUES	$-	$-	$-

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Research and development	-	81,158	188,727
General and administrative	299,296	297,359	15,983,958
Consultation fees	981,319	288,504	1,679,348

Total Expenses	1,280,615	667,021	17,852,033

LOSS FROM OPERATIONS	(1,280,615)	(667,021)	(17,852,033)

OTHER INCOME (EXPENSES)

Interest expense	(56,078)	(37,746)	(241,963)
Interest income	-	297	1,748

Total Other Income (Expenses)	(56,078)	(37,449)	(240,215)

LOSS BEFORE INCOME TAXES	(1,336,693)	(704,470)	(18,092,248)
INCOME TAX EXPENSE	-	-	-
LOSS FROM CONTINUING OPERATIONS	(1,336,693	(704,470)	(18,092,248)
DISCONTINUED OPERATIONS	-	-	(1,149,550)

NET LOSS	$(1,336,693)	$(704,470)	$(19,241,798)

BASIC AND DILUTED LOSS PER SHARE
Continuing Operations	$(0.04)	$(0.10)
Discontinued Operations	0.00	0.00

	$(0.04)	$(0.10)

BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	34,107,685	7,136,362

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balance at October 1, 1992
(inception of development stage)	-	$-	54,614	$55	$1,149,495	$(1,149,550)	$-

Common stock issued for cash
at $50.00 per share in 1993	-	-	4,550	5	227,495	-	227,500

Common stock issued for cash
at $120.00 per share in 1993	-	-	1,000	1	119,999	-	120,000

Common stock issued for cash
at $116.00 per share in 1993	-	-	6,500	6	753,994	-	754,000

Common stock issued for cash
at $120.00 per share in 1994	-	-	5,375	5	644,995	-	645,000

Common stock issued for cash
at $200.00 per share in 1994	-	-	2,500	3	499,998	-	500,001

Common stock issued for cash
at $124.00 per share in 1994	-	-	5,550	5	688,994	-	688,999

Common stock issued for services
at $250.00 per share in 1994	-	-	2,000	2	499,998	-	500,000

Common stock issued for cash
at $200.00 per share in 1995	-	-	2,450	2	489,998	-	490,000

Common stock issued for cash
at $190.00 per share in 1995	-	-	1,900	2	360,998	-	361,000

Common stock issued for services
at $110.00 per share in 1995	-	-	3,710	4	408,096	-	408,100

Common stock issued for cash
at $54.00 per share in 1996	-	-	12,500	12	674,988	-	675,000

Common stock issued for cash
at $100.00 per share in 1996	-	-	463	1	46,300	-	46,301

Common stock issued for cash
at $86.20 per share in 1996	-	-	1,484	1	127,874	-	127,875

Common stock issued for services
at $47.40 per share in 1996	-	-	4,605	5	218,096	-	218,101

Balance forward	-	$-	109,201	$109	$6,911,318	$(1,149,550)	$5,761,877

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balance forward	-	$-	109,201	$109	$6,911,318	$(1,149,550)	$5,761,877

Common stock issued for cash
at $59.00 per share in 1997	-	-	9,300	9	548,939	-	548,948

Common stock issued for cash
at $53.80 per share in 1997	-	-	2,966	3	159,782	-	159,785

Common stock issued for cash
at $61.80 per share in 1997	-	-	1,100	1	67,999	-	68,000

Common stock issued for services
at $60.00 per share in 1997	-	-	500	-	30,000	-	30,000

Common stock issued for cash
at $40.00 per share in 1998	-	-	2,445	2	97,798	-	97,800

Common stock issued for cash
at $28.40 per share in 1998	-	-	6,125	6	174,514	-	174,520

Common stock issued for services
at $27.40 per share in 1998	-	-	28,840	29	787,311	-	787,340

Common stock issued for cash
at $33.20 per share in 1999	-	-	17,550	18	582,232	-	582,250

Common stock issued for cash
at $20.00 per share in 1999	-	-	2,500	3	49,997	-	50,000

Common stock issued for cash
at $35.80 per share in 1999	-	-	8,975	9	321,491	-	321,500

Common stock issued for services
at $60.00 per share in 1999	-	-	5,500	6	329,994	-	330,000

Balance forward	-	$-	195,002	$195	$10,061,375	$(1,149,550)	$8,912,020

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balance forward	-	$-	195,006	$195	$10,061,374	$(1,149,550)	$8,912,020

Common stock issued for cash
at $14.00 per share in 2000	-	-	3,675	4	51,746	-	51,750

Common stock issued for cash
at $46.00 per share in 2000	-	-	5,325	5	245,535	-	245,540

Common stock issued for cash
at $50.80 per share in 2000	-	-	3,050	3	154,997	-	155,000

Common stock issued for cash
at $49.00 per share in 2000	-	-	2,800	3	137,047	-	137,050

Common stock issued for services
at $80.00 per share in 2000	-	-	12,500	13	999,987	-	1,000,000

Common stock issued for cash
at $20.00 per share in 2001	-	-	8,375	8	167,492	-	167,500

Common stock issued for cash
at $21.80 per share in 2001	-	-	23,775	24	517,476	-	517,500

Common stock issued for cash
at $36.00 per share in 2001	-	-	6,295	6	226,614	-	226,620

Common stock issued for cash
at $20.60 per share in 2001	-	-	6,500	7	133,993	-	134,000

Common stock issued for services
at $20.00 per share in 2001	-	-	37,500	37	749,963	-	750,000

Common stock issued for services
at $22.20 per share in 2002	-	-	33,750	34	749,966	-	750,000

Common stock issued for services
at $20.00 per share in 2003	-	-	5,225	5	104,495	-	104,500

Balance, December 31, 2003	-	-	343,776	344	14,300,686	(1,149,550)	13,151,480

Common stock issued for services
at $2.00 per share in 2004	-	-	84,583	84	169,083	-	169,167

Net loss from inception through
December 31, 2004	-	-	-	-	-	(15,070,559)	(15,070,559)

Balance, December 31, 2004	-	$-	428,355	$428	$14,469,768	$(16,220,109)	$(1,749,912)

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balance, December 31, 2004	-	$-	428,355	$428	$14,469,769	$(16,220,109)	$(1,749,912)

Common stock issued for cash
at $0.60 per share	-	-	960,884	961	620,831	-	621,792

Net loss for the year ended
December 31, 2005	-	-	-	-	-	(147,057)	(147,057)

Balance, December 31, 2005	-	-	1,389,239	1,389	15,090,600	(16,367,166)	(1,275,177)

Common stock issued for debt
at $0.20 per share	-	-	2,653,542	2,654	534,054	-	536,708

Common stock issued for cash
at $0.60 per share	-	-	875,000	875	614,125	-	615,000

Common stock issued for services
at $0.60 per share	-	-	670,000	670	404,330	-	405,000

Stock offering costs	-	-	-	-	(41,200)	-	(41,200)

Net loss for the year ended
December 31, 2006	-	-	-	-	-	(833,469)	(833,469)

Balance, December 31, 2006	-	-	5,587,781	5,588	16,601,909	(17,200,635)	(593,138)

Common stock issued for
cash at $0.40 per share	-	-	1,797,162	1,797	279,078	-	280,875

Common stock issued for
services at $0.20 per share	-	-	1,000,000	1,000	349,925	-	350,925

Common stock issued for
debt at $0.16 per share	-	-	300,000	300	74,700	-	75,000

Stock offering costs	-	-	-	-	(9,450)	-	(9,450)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	(704,470)	(704,470)

Balance, December 31, 2007	-	$-	8,684,943	$8,685	$17,296,162	$(17,905,105)	$(600,258)

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)

						Deficit
						Accumulated	Total
					Additional	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balance, December 31, 2007	-	$-	8,684,943	$8,685	$17,296,162	$(17,905,105)	$(600,258)

Commmon stock converted to
preferred stock	61,050,833	61,051	(3,052,552)	(3,053)	(58,998)	-	(1,000)

Common stock issued for cash
and subscriptions payable at
$0.02 per share	-	-	15,234,008	15,235	274,950	-	345,028

Common shares issued for
services rendered at $0.02
per share	-	-	37,953,166	37,953	879,492	-	917,445

Common shares issued for debt
at $0.05 per share	-	-	590,000	590	28,910	-	29,500

Preferred shares converted to
common stock	(2,673,407)	(2,673)	2,673,407	2,673	-	-	-

Net loss for the year ended
December 31, 2008	-	-	-	-	-	(1,336,693)	(1,336,693)

Balance, December 31, 2008	58,377,426	$58,378	62,082,972	$62,083	$18,421,516	$(19,241,798)	$(645,978)

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception of
			the Development
	For the Years		Stage on October
	Ended		1, 1992 Through
	December 31,		December 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,336,693)	$(704,470)	$(19,241,798)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	2,138	588	3,312
Common stock issued for services	981,320	350,925	6,210,286
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	4,355	(2,705)	-
Increase (decrease) in accounts payable and
and accrued expenses	70,577	(71,832)	(291,691)

Net Cash Used by Operating Activities	(278,303)	(427,494)	(13,319,891)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	(742)	(10,576)	(17,174)

Net Cash Used by Investing Activities	(742)	(10,576)	(17,174)

CASH FLOWS FROM FINIANCING ACTIVITIES

Stock offering costs paid	-	(9,450)	(50,650)
Change in notes payable	(2,109)	(67,687)	(136,604)
Common stock issued for cash
and subscriptions payable	281,153	280,875	13,524,347

Net Cash Provided by Financing Activities	279,044	203,738	13,337,093

NET INCREASE (DECREASE) IN CASH	(1)	(234,332)	28

CASH AT BEGINNING OF PERIOD	29	234,361	-

CASH AT END OF PERIOD	$28	$29	$28

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Statements of Cash Flows (Continued)

			From Inception of
			the Development
	For the Years		Stage on October
	Ended		1, 1992 Through
	December 31,		December 31,
	2008	2007	2008

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

Common stock issued for services	$981,320	$350,925	$6,210,286
Debt paid with common stock	-	75,000	218,747

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 1 -
ORGANIZATION AND HISTORY

World Wise Technologies, Inc. (WWT) was an Ontario Canada corporation formed in 1987 as World Wise Resources, Inc. to engage in mining activities.  In October 1987, WWT ceased its mining operations and was reclassified as a development stage company.  WWT changed its name to World Wise Technologies, Inc. and began developing its technology for energy production from non-polluting sources.

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

The Company intends to provide plasma-assisted biomass to energy plants to produce cost-efficient green energy in the form of sulfur-free diesel and electricity. The Company is seeking to construct a plant for the production of organic fertilizer, diesel fuel, electricity and a rotary hydrogen engine.

NOTE 2 -
SIGNIFICANT ACCOUNTING POLICIES

a.  Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

b.  Basic Loss Per Share

	For the Year Ended
	December 31, 2008
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount

$(1,336,693)	34,107,685	$(0.04)

	For the Year Ended
	December 31, 2007
Loss	Shares	Per Share
(Numerator)	(Denominator)	Amount

$(704,470)	7,136,362	$(0.10)

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

W2 ENERGY, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 2 -
SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Net deferred tax assets consist of the following components as of December 31, 2008 and 2006:

	2008	2007
Deferred tax assets
NOL Carryover	$534,242	$370,736
Valuation allowance	(534,242)	(370,736)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

	2008	2007

Book loss	$(521,310)	$(274,743)
Common stock issued for services	357,804	136,861
Valuation allowance	163,506	137,882

	$-	$-

At December 31, 2008, the Company had net operating loss carry forwards of approximately $1,089,200 that may be offset against future taxable income through the year 2029.  No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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
December 31, 2008 and 2007

NOTE 2 -
SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Recently Issued Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

W2 ENERGY, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 2 -
SIGNIFICANT ACCOUNTING POLICIES (Continued)

f.  Recently Issued Accounting Pronouncements (Continued)

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

g.  Revenue Recognition

The Company has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

h. Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

i.   Property and Equipment

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

W2 ENERGY, INC.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2008 and 2007

NOTE 4 -
EQUITY ACTIVITY

During the year ended December 31, 2008, the Company converted 61,050,833 (pre-split) shares of its common stock into shares of Series A preferred stock on a one-share-for-one-share basis.  Subsequent to this conversion, the Company resolved to reverse-split its common stock on a one-share-for-twenty-shares basis.  All other references to common stock in these footnotes have been retroactively restated so as to incorporate the effect of this reverse stock-split.

Additionally, during the year ended December 31, 2008, the Company issued 15,234,008 shares of common stock for cash and subscriptions payable in the amount of $345,028, and another 37,453,166 shares of common stock as compensation for services rendered, in the amount of $917,445.  Furthermore, the Company issued 590,000 shares of common stock in settlement of debts in the amount of $29,500.  Certain preferred shareholders converted 2,673,407 of their preferred shares back into common shares on a one-share-for-one-share basis.

In 2007, the Company issued 1,797,162 shares of its common stock in private placements for net cash of $271,425, 1,000,000 shares for services valued at $350,925 and 300,000 shares for debt valued at $75,000. Common stock issued for services is valued at the trading price of the shares of the date they are issued.

NOTE 5 -	PROPERTY AND EQUIPMENT A summary of the property and equipment is as follows:

	2008	2007
Furniture and fixtures	$17,279	$16,537
Accumulated depreciation	(3,412)	(1,174)

Net property and equipment	$13,867	$15,263

Property and equipment items are depreciated over their estimated useful lives.  The estimated useful lives of the Company’s property and equipment at December 31, 2008 range from five to seven years.  Depreciation expense was $2,138 and $588 for the years ended December 31, 2008 and 2007, respectively.

NOTE 6 -
NOTES PAYABLE

The Company holds a note payable to an unrelated entity that falls due on November 1, 2011, is unsecured and bears interest at a rate of 9.5% per annum. The Company is able to borrow additional funds under the terms of this note up to $750,000.  Beginning November 1, 2007, the Company agreed to begin making monthly payments on the note in the amount of $11,463, plus interest, per month.  The Company has been unable to consistently make these monthly payments, and the note is currently in default.  As of December 31, 2008, the note holder has made no demand for payment.

Future maturities of the note payable at December 31, 2007 are as follows:

2009	$137,556
2010	137,556
2011	137,556
2012	108,314
thereafter	-

Total	$550,982

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A(T) - CONTROLS AND PROCEDURES

(a)              Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

(b)              Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management has identified the  following three material weaknesses that have caused management to conclude that, as of December 31, 2008, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending December 31, 2008.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

ITEM 9A(T) - CONTROLS AND PROCEDURES - continued

(b)              Management’s Report on Internal Control Over Financial Reporting - continued

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

3.           We had a significant number of audit adjustments this fiscal year.  Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information.  The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls.  Management evaluated the impact of our significant number of audit adjustments this year and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

(c)              Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, in addition to working with our independent registered public accounting firm, we have continued to refine our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments.

(d)              Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(e)           Auditor’s Attestation Report on Internal Control over Financial Reporting

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

In accordance with current SEC guidelines, our external auditors are required to provide their initial attestation in our Annual Report on Form 10-K for the fiscal year ending December 31, 2009.

ITEM 9B - OTHER INFORMATION

On March 15, 2008, Ron Maruszczak resigned as our Chief Operating Officer and as a Director.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names and ages of our current directors and executive officers, the principal offices and positions held by each person, and the date such person became a director or executive officer. Our executive officers are appointed by the Board of Directors. The directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers.

Name	Age	Position(s)
Michael McLaren	45	Chief Executive Officer, President, Secretary, Chief Financial Officer, and Director (2004)

Sigmund Phillipe Friberg	54	Director (2005)

Pierre Besuchet	74	Director (2004)

Michael McLaren has been the Chief Executive Officer, President, and a Director since our inception in 2004.  He became our Secretary and Chief Financial Officer in March 2008 following the resignation of Ron Maruszczak from those officer positions.  Prior to founding W2 Energy in 2004, Mr. McLaren was the President of General Cybernetics, a division of World Wise Technologies, Inc., from 1998 until 2004.  His prior work experience includes a number of military and government projects in high-energy physics, advanced robotics, and weapon design.  Mr. McLaren holds a Masters Degree in Science and a Masters in Business Administration from the University of British Columbia.

Sigmund Phillipe Friberg has been a director since 2005.  From 2001 through the present, Mr. Friberg has been a financial and administrative consultant for various Swiss financial and trading companies, and an independent economic adviser in the insurance, investment, and real estate finance industries.  From 1990 to 2001, Mr. Friberg was the Chief Financial Officer of Andr Group.  Mr. Fribert holds a Masters Degree in Economics from the University of Copenhagen.

Pierre Besuchet has been a director since our inception in 2004.  From 1983 through the present, he has been a private asset manager for private clients through Peirre Besuchet Asset Management.  Mr. Besuchet attended the High Commercial School in Lausanne, Switzerland, and the American Institute of Banking in New York.  Mr. Besuchet is currently a director of the following companies with a class of securities registered pursuant to Section 12 or subject to Section 15(d) of the Act:  Solar Energy Initiatives, Inc., FNDS3000 Corp., and Zulu Energy Corp.

Other Directorships

Other than as set forth above, none of our officers and directors are directors of any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

Audit Committee

We do not currently have an audit committee.  The functions of an audit committee are handled by our entire board of directors.

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE - continued

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company.  Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Mazuma Corp.	8	8	8

Board Meetings

During the fiscal year ended December 31, 2008, the Board of Directors met on a regular basis and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

Nominating Committee

We do not currently have a nominating committee.  The functions of a nominating committee are handled by our entire board of directors.

ITEM 11 - EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2008 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Michael McLaren	2008	30,000	-0-	-0-	-0-	-0-	-0-	-0-	30,000
CEO, President, Secretary, CFO	2007	36,000	-0-	-0-	-0-	-0-	-0-	-0-	36,000

Ron Maruszcak (1)	2008	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
COO	2007	36,000	-0-	-0-	-0-	-0-	-0-	-0-	36,000

(1)  On March 15, 2008, Ron Maruszczak resigned as our Chief Operating Officer and as a Director.

*
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment.  Our policy and assumptions made in valuation of share based payments are contained in Note 2 to our December 31, 2008 financial statements.

ITEM 11 - EXECUTIVE COMPENSATION - continued

Employment Contracts

As of December 31, 2008, there were no employment agreements in place covering any of our executive officers.

Other Compensation

None.

Director Compensation

The following table sets forth director compensation as of December 31, 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael McLaren	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Sigmund Phillipe Friberg	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Pierre Besuchet	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Ron Maruszczak (1)	-0-	-0-	-0-	-0-	-0-	-0-	-0-

(1)  On March 15, 2008, Ron Maruszczak resigned as our Chief Operating Officer and as a Director.

*
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment.  Our policy and assumptions made in valuation of share based payments are contained in Note 2 to our December 31, 2006 financial statements.

The compensation of each of our directors is fully furnished in the Summary Compensation Table above.

Our Directors who are also employees do not receive cash compensation for their services as directors or members of the committees of the board of directors.  All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2008:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Michael McLaren	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-
Sigmund Phillipe Friberg	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-
Pierre Besuchet	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

Securities Authorized for Issuance under Equity Compensation Plans

We do not currently have any equity compensation plans.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of May 13, 2009, certain information with respect to the Company’s equity securities owned of record or beneficially by (i) each Officer and Director of the Company; (ii) each person who owns beneficially more than 5% of each class of the Company’s outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Common Stock
Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Common Stock	Michael McLaren (2)	-0-	N/A
Common Stock	Sigmund Phillipe Friberg (2)	-0-	N/A
Common Stock	Pierre Besuchet (2)	-0-	N/A
Common Stock	Mazuma Corp. 1 Linden Place, Suite 207 Great Neck, NY 11021	12,000,000	14.2%
Common Stock	Michael Brierley 3455 Harvester Road Burlington, Ontario Canada L7N 3P2	4,400,000	5.2%
Common Stock	All Directors and Officers As a Group (3 persons)	-0-	N/A

(1)
Unless otherwise indicated, based on 84,582,975 shares of common stock issued and outstanding.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(2)	Indicates one of our officers or directors.

(3)	Unless indicated otherwise, the address of the shareholder is c/o W2 Energy, Inc., 18 Airpark Place, Guelph, Ontario N1L 1B2.

Class A Preferred Stock
Title of Class	Name and Address of Beneficial Owner (3)	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Class A Preferred Stock	Michael McLaren (2)	52,478,333	89.9%
Class A Preferred Stock	Sigmund Phillipe Friberg (2)	890,000	1.5%
Class A Preferred Stock	Pierre Besuchet (2)	3,119,093	5.3%
Class A Preferred Stock	All Directors and Officers As a Group (3 persons)	56,487,426	96.8%

(1)
Based on 58,377,425 shares issued and outstanding.  The Preferred Stock has a dividend and liquidation preference to our common stock, has two votes per share on all matters requiring a shareholder vote, and each share is convertible into ten shares of our common stock at the election of the holder thereof.

(2)	Indicates one of our officers or directors.

(3)	Unless indicated otherwise, the address of the shareholder is c/o W2 Energy, Inc., 18 Airpark Place, Guelph, Ontario N1L 1B2.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS - continued

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above.  There are no classes of stock other than common stock issued or outstanding.

Other than as set forth above, none of these parties owns, in the aggregate and including shares of our common stock that may be acquired upon exercise of their warrants, more than five percent (5%) of our common stock.

There are no current arrangements which will result in a change in control.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During the last two fiscal years there have not been any relationships, transactions or proposed transactions to which we were or are to be a party, in which any of the directors, officers, or 10% or greater stockholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

Certain of our officers and directors are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office or serve on a board of directors.  As a result, certain conflicts of interest may arise between us and such officers and directors.  We will attempt to resolve such conflicts of interest in our favor.

We do not have a written policy concerning the review, approval, or ratification of transactions with related persons.

We do not have an audit, compensation, or nominating committee, and none of our Directors are considered independent under Section 121(A) of the AMEX listing standards.

We have not had a promoter during the last five fiscal years.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the years ended December 31, 2008 and 2007, Moore & Associates Chartered billed us $10,875 and $8,500, respectively, in fees for professional services for the audit of our financial statements and review of financial statements included in our Form 10-Q’s, as applicable.

Audit - Related Fees

During the years ended December 31, 2008 and 2007, Moore & Associates Chartered did not bill us for assurance and related services related to the performance of the audit or review of our financial statements.

Tax Fees

During the years ended December 31, 2008 and 2007, Moore & Associates Chartered did not bill us for professional services for tax compliance, tax advice, and tax planning.

All Other Fees

None.

Of the fees described above for the years ended December 31, 2008 and 2007, 100% were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)                      Financial Statements

The following financial statements are filed as part of this report:

Report of Independent Certified Public Accountants	F-1

Balance Sheets as of December 31, 2008 and 2007	F-2

Statement of Operations for the Years Ended December 31, 2008 and 2007 and for the Period from October 1, 2004 (Inception) to December 31, 2008	F-3

Statement of Stockholders’ Equity	F-4 to F-8

Statement of Cash Flows for the Years Ended December 31, 2008 and 2007 and for the Period from October 1, 2004 (Inception) to December 31, 2008	F-9 to F-10

Notes to Financial Statements	F-11 to F-15

(a)(2)                      Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)                      Exhibits

Refer to (b) below.

(b)           Exhibits

Item No.	Description

3.1 (1)	Certificate of Incorporation of World Wise Technologies, Inc.

3.2 (1)	Amended Certificate of Incorporation of World Wise technologies, Inc.

3.3 (1)	Amended Certificate of Incorporation of W2 Energy, Inc.

3.4 (2)	Certificate of Designation of Class A Convertible Preferred Stock filed November 13, 2007

3.5 (1)	Bylaws of W2 Energy, Inc.

10.1 (3)	License Agreement for Country of India dated effective as of December 30, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form 10SB-12G filed with the Commission on June 1, 2007.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 19, 2008.

(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 22, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W2 Energy, Inc.

Dated: May 18, 2009		/s/ Michael McLaren
	By:	Michael McLaren
	Its:	President, Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer, &
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 18, 2009		/s/ Sigmund Phillipe Friberg
	By:	Sigmund Phillipe Friberg
	Its:	Director

Dated: May 18, 2009		/s/ Pierre Besuchet
	By:	Pierre Besuchet
	Its:	Director