Form 10-K/A
period 2008-12-31
W2 ENERGY INC
filed 2009-06-03
CIK 1366430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

First Amendment Form 10-K /A

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

First Amended Form 10-K/A

We are filing this First Amended Annual Report on Form 10-K/A to reflect certain errors in the audited financial statements originally filed in our Annual Report on Form 10-K on May 20, 2009.  See Note 7 to the financials statements.

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

Sources and Uses of Cash

Operating Activities

Our net cash used in operating activities was $342,178 for the year ended December 31, 2008 and $427,494 for the year ended December 31, 2007.  Negative operating cash flows during the year ended December 31, 2008 were primarily the result of a net loss from operations of $1,336,693, which was partially offset by (i) the issuance of $917,445 in common stock for services, (ii) a decrease of $4,355 in prepaid expenses, and (iii) an increase of $70,577 in accounts payable and accrued expenses.  Our net cash used in operating activities was $13,383,766 for the period from October 1, 1992 (inception) through December 31, 2008.

Financing Activities

Our net cash provided by financing activities was $342,919 for the year ended December 31, 2008, compared to $203,738 for the year ended December 31, 2007, and were both primarily the result of the sale of our common stock.  Our net cash provided by financing activities was $13,400,968 for the period from October 1, 1992 (inception) through December 31, 2008, and was primarily the result of the sale of our common stock.

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

Moore & Associates, Chartered
Las Vegas, Nevada
May 15, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

W2 ENERGY, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	December 31,
	2008	2007

CURRENT ASSETS

Cash	$28	$29
Prepaid expenses	-	4,355

Total Current Assets	28	4,384

PROPERTY AND EQUIPMENT, net	13,867	15,263

OTHER ASSETS

Technology	-	-

Total Other Assets	-	-

TOTAL ASSETS	$13,895	$19,647

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$137,891	$78,914
Related party payables	-	486
Notes payable	137,556	137,556

Total Current Liabilities	275,447	216,956

LONG TERM DEBT

Notes payable	383,426	402,949

TOTAL LIABILITIES	658,873	619,905

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; $0.001 par value, 250,000,000 shares
authorized, 58,377,426 shares issued and outstanding	58,378	-
Common stock, $0.001par value; 250,000,000 shares
authorized; 62,082,973 and 8,684,943 shares issued
and outstanding, respectively	62,083	8,685
Additional paid-in capital	18,421,516	17,296,162
Stock subscriptions payable	54,843	-
Accumulated deficit	(19,241,798)	(17,905,105)

Total Stockholders' Equity (Deficit)	(644,978)	(600,258)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$13,895	$19,647

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

W2 ENERGY, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

							Deficit
							Accumulated	Total
					Additional	Stock	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	(Deficit)

Balance at October 1, 1992
(inception of development stage)	-	$-	54,614	$55	$1,149,495	$-	$(1,149,550)	$-

Common stock issued for cash
at $50.00 per share in 1993	-	-	4,550	5	227,495	-	-	227,500

Common stock issued for cash
at $120.00 per share in 1993	-	-	1,000	1	119,999	-	-	120,000

Common stock issued for cash
at $116.00 per share in 1993	-	-	6,500	7	753,994	-	-	754,000

Common stock issued for cash
at $120.00 per share in 1994	-	-	5,375	5	644,995	-	-	645,000

Common stock issued for cash
at $200.00 per share in 1994	-	-	2,500	3	499,998	-	-	500,000

Common stock issued for cash
at $124.00 per share in 1994	-	-	5,550	6	688,994	-	-	689,000

Common stock issued for services
at $250.00 per share in 1994	-	-	2,000	2	499,998	-	-	500,000

Common stock issued for cash
at $200.00 per share in 1995	-	-	2,450	2	489,999	-	-	490,001

Common stock issued for cash
at $190.00 per share in 1995	-	-	1,900	2	360,998	-	-	361,000

Common stock issued for services
at $110.00 per share in 1995	-	-	3,710	4	408,096	-	-	408,100

Common stock issued for cash
at $54.00 per share in 1996	-	-	12,500	12	674,988	-	-	675,000

Common stock issued for cash
at $100.00 per share in 1996	-	-	463	1	46,300	-	-	46,301

Common stock issued for cash
at $86.20 per share in 1996	-	-	1,484	1	127,874	-	-	127,875

Common stock issued for services
at $47.40 per share in 1996	-	-	4,605	5	218,096	-	-	218,101

Balance forward	-	$-	109,201	$109	$6,911,318	$-	$(1,149,550)	$5,761,877

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)

							Deficit
							Accumulated	Total
					Additional	Stock	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	(Deficit)

Balance forward	-	$-	109,201	$109	$6,911,318	$-	$(1,149,550)	$5,761,877

Common stock issued for cash
at $59.00 per share in 1997	-	-	9,300	9	548,939	-	-	548,948

Common stock issued for cash
at $53.80 per share in 1997	-	-	2,966	3	159,782	-	-	159,785

Common stock issued for cash
at $61.80 per share in 1997	-	-	1,100	1	67,999	-	-	68,000

Common stock issued for services
at $60.00 per share in 1997	-	-	500	1	30,000	-	-	30,000

Common stock issued for cash
at $40.00 per share in 1998	-	-	2,445	2	97,798	-	-	97,800

Common stock issued for cash
at $28.40 per share in 1998	-	-	6,125	6	174,514	-	-	174,520

Common stock issued for services
at $27.40 per share in 1998	-	-	28,840	29	787,311	-	-	787,340

Common stock issued for cash
at $33.20 per share in 1999	-	-	17,550	18	582,232	-	-	582,250

Common stock issued for cash
at $20.00 per share in 1999	-	-	2,500	3	49,998	-	-	50,000

Common stock issued for cash
at $35.80 per share in 1999	-	-	8,975	9	321,491	-	-	321,500

Common stock issued for services
at $60.00 per share in 1999	-	-	5,500	6	329,995	-	-	330,000

Balance forward	-	$-	195,002	$195	$10,061,375	$-	$(1,149,550)	$8,912,020

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)

							Deficit
							Accumulated	Total
					Additional	Stock	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	(Deficit)

Balance forward	-	$-	195,002	$195	$10,061,375	$-	$(1,149,550)	$8,912,020

Common stock issued for cash
at $14.00 per share in 2000	-	-	3,675	4	51,746	-	-	51,750

Common stock issued for cash
at $46.00 per share in 2000	-	-	5,325	5	245,535	-	-	245,540

Common stock issued for cash
at $50.80 per share in 2000	-	-	3,050	3	154,997	-	-	155,000

Common stock issued for cash
at $49.00 per share in 2000	-	-	2,800	3	137,047	-	-	137,050

Common stock issued for services
at $80.00 per share in 2000	-	-	12,500	13	999,988	-	-	1,000,000

Common stock issued for cash
at $20.00 per share in 2001	-	-	8,375	8	167,492	-	-	167,500

Common stock issued for cash
at $21.80 per share in 2001	-	-	23,775	24	517,476	-	-	517,500

Common stock issued for cash
at $36.00 per share in 2001	-	-	6,295	6	226,614	-	-	226,620

Common stock issued for cash
at $20.60 per share in 2001	-	-	6,500	7	133,994	-	-	134,000

Common stock issued for services
at $20.00 per share in 2001	-	-	37,500	38	749,963	-	-	750,000

Common stock issued for services
at $22.20 per share in 2002	-	-	33,750	34	749,966	-	-	750,000

Common stock issued for services
at $20.00 per share in 2003	-	-	5,225	5	104,495	-	-	104,500

Balance, December 31, 2003	-	-	343,772	344	14,300,686	-	(1,149,550)	13,151,480

Common stock issued for services
at $2.00 per share in 2004	-	-	84,583	85	169,082	-	-	169,167

Net loss from inception through
December 31, 2004	-	-	-	-	-	-	(15,070,559)	(15,070,559)

Balance, December 31, 2004	-	$-	428,355	$428	$14,469,769	$-	$(16,220,109)	$(1,749,912)

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)

							Deficit
							Accumulated	Total
					Additional	Stock	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	(Deficit)

Balance, December 31, 2004	-	$-	428,355	$428	$14,469,769	$-	$(16,220,109)	$(1,749,912)

Common stock issued for cash
at $0.60 per share	-	-	960,884	961	620,831	-	-	621,792

Net loss for the year ended
December 31, 2005	-	-	-	-	-	-	(147,057)	(147,057)

Balance, December 31, 2005	-	-	1,389,239	1,389	15,090,600	-	(16,367,166)	(1,275,177)

Common stock issued for debt
at $0.20 per share	-	-	2,653,542	2,654	534,054	-	-	536,708

Common stock issued for cash
at $0.60 per share	-	-	875,000	875	614,125	-	-	615,000

Common stock issued for services
at $0.60 per share	-	-	670,000	670	404,330	-	-	405,000

Stock offering costs	-	-	-	-	(41,200)	-	-	(41,200)

Net loss for the year ended
December 31, 2006	-	-	-	-	-	-	(833,469)	(833,469)

Balance, December 31, 2006	-	-	5,587,781	5,588	16,601,909	-	(17,200,635)	(593,138)

Common stock issued for
cash at $0.40 per share	-	-	1,797,162	1,797	279,078	-	-	280,875

Common stock issued for
services at $0.20 per share	-	-	1,000,000	1,000	349,925	-	-	350,925

Common stock issued for
debt at $0.16 per share	-	-	300,000	300	74,700	-	-	75,000

Stock offering costs	-	-	-	-	(9,450)	-	-	(9,450)

Net loss for the year ended
December 31, 2007	-	-	-	-	-	-	(704,470)	(704,470)

Balance, December 31, 2007	-	$-	8,684,943	$8,685	$17,296,162	$-	$(17,905,105)	$(600,258)

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit) (Continued)

							Deficit
							Accumulated	Total
					Additional	Stock	During the	Stockholders'
	Preferred Stock		Common Stock		Paid-In	Subscriptions	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Payable	Stage	(Deficit)

Balance, December 31, 2007	-	$-	8,684,943	$8,685	$17,296,162	$-	$(17,905,105)	$(600,258)

Commmon stock converted to
preferred stock	61,050,833	61,051	(3,052,552)	(3,053)	(57,998)	-	-	-

Common stock issued for cash
and subscriptions payable at
$0.02 per share	-	-	15,234,008	15,235	274,950	54,843	-	345,028

Common shares issued for
services rendered at $0.02
per share	-	-	37,953,166	37,953	879,492	-	-	917,445

Common shares issued for debt
at $0.05 per share	-	-	590,000	590	28,910	-	-	29,500

Preferred shares converted to
common stock	(2,673,407	(2,673	2,673,407	2,673	-	-	-	-

Net loss for the year ended
December 31, 2008	-	-	-	-	-	-	(1,336,693)	(1,336,693)

Balance, December 31, 2008	58,377,426	$58,378	62,082,972	$62,083	$18,421,516	$54,843	$(19,241,798)	$(644,978)

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Statements of Cash Flows

			From Inception of
			the Development
	For the Years		Stage on October
	Ended		1, 1992 Through
	December 31,		December 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(1,336,693)	$(704,470)	$(19,241,798)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	2,138	588	3,312
Common stock issued for services	917,445	350,925	6,146,411
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	4,355	(2,705)	-
Increase (decrease) in accounts payable and
and accrued expenses	70,577	(71,832)	(291,691)

Net Cash Used by Operating Activities	(342,178)	(427,494)	(13,383,766)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of equipment	(742)	(10,576)	(17,174)

Net Cash Used by Investing Activities	(742)	(10,576)	(17,174)

CASH FLOWS FROM FINIANCING ACTIVITIES

Stock offering costs paid	-	(9,450)	(50,650)
Change in notes payable	(2,109)	(67,687)	(136,604)
Common stock issued for cash
and subscriptions payable	345,028	280,875	13,588,222

Net Cash Provided by Financing Activities	342,919	203,738	13,400,968

NET INCREASE (DECREASE) IN CASH	(1)	(234,332)	28

CASH AT BEGINNING OF PERIOD	29	234,361	-

CASH AT END OF PERIOD	$28	$29	$28

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Statements of Cash Flows (Continued)

			From Inception of
			the Development
	For the Years		Stage on October
	Ended		1, 1992 Through
	December 31,		December 31,
	2008	2007	2008

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

Common stock issued for services	$917,445	$350,925	$6,146,411
Debt paid with common stock	-	75,000	218,747

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

Future maturities of the note payable at December 31, 2007 are as follows:

2009	$137,556
2010	137,556
2011	137,556
2012	108,314
thereafter	-

Total	$550,982

NOTE 7 -	CORRECTION OF AN ERROR

Subsequent to the filing of the Company’s December 31, 2008 audited financial statements on Form 10-K, it was discovered that a clerical error had been made on the December 31, 2007 column of the Company’s balance sheets.  The error has been corrected in these financial statements.

	December 31, 2007
	As	As Filed On
	Corrected	May 20, 2009
Total Assets	$19,647	$19,647
Total Liabilities	619,905	619,905
Common Stock	8,685	173,699
Additional Paid-In Capital	17,296,162	17,131,148
Total Stockholders’ Equity (Deficit)	(600,258)	(600,258)

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

W2 Energy, Inc.

Dated: June 1 , 2009		/s/ Michael McLaren
	By:	Michael McLaren
	Its:	President, Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer, &
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 1 , 2009		/s/ Sigmund Phillipe Friberg
	By:	Sigmund Phillipe Friberg
	Its:	Director

Dated: June 1 , 2009		/s/ Pierre Besuchet
	By:	Pierre Besuchet
	Its:	Director