Form 10-Q
period 2009-03-31
W2 ENERGY INC
filed 2009-06-11
CIK 1366430

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
(Address, including zip code, of principal executive offices)

(519) 341-3185
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☒.

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

TABLE OF CONTENTS

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

ITEM 1                      Financial Statements

INDEX

Condensed Consolidated Balance Sheet as of March 31, 2009 (Unaudited) and December 31, 2008	5

Condensed Consolidated Statements of Operation for the Three Months Ended March 31, 2009 and 2008 (Unaudited), and for the Period from the Inception of the Development Stage on October 1, 1992 through March 31, 2009 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (Unaudited), and for the Period from the Inception of the Development Stage on October 1, 1992 through March 31, 2009 (Unaudited)	7

Notes to the Condensed Consolidated Financial Statements as of March 31, 2009 and December 31, 2008	8

W2 ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2009	2008
	(unaudited)
CURRENT ASSETS

Cash	$206	$28
Prepaid expenses	-	-

Total Current Assets	206	28

PROPERTY AND EQUIPMENT, net	508,003	13,867

TOTAL ASSETS	$508,209	$13,895

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$152,440	$137,891
Convertible debentures	50,000	-
Notes payable	512,556	137,556

Total Current Liabilities	714,996	275,447

LONG TERM DEBT

Notes payable	383,426	383,426

TOTAL LIABILITIES	1,098,422	658,873

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value; 250,000,000 shares authorized;
58,377,426 shares issued and outstanding	58,378	58,378
Common stock, $0.001par value; 250,000,000 shares authorized;
84,582,972 and 62,082,972 shares issued and outstanding,
respectively	84,583	62,083
Stock subscription payable	54,843	54,843
Additional paid-in capital	18,473,070	18,421,516
Deficit accumulated during the development stage	(19,261,087)	(19,241,798)

Total Stockholders' Equity (Deficit)	(590,213)	(644,978)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$508,209	$13,895

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

			From Inception of
			the Development
	For the Three Months		Stage on October
	Ended		1, 1992 Through
	March 31,		March 31,
	2009	2008	2009

REVENUES	$100,000	$-	$100,000

COST OF GOODS SOLD	-	-	-

GROSS PROFIT	100,000	-	100,000

OPERATING EXPENSES

Research and development	15,000	-	203,727
General and administrative	44,412	57,599	16,028,370
Consultation fees	53,954	149,032	1,733,302

Total Expenses	113,366	206,631	17,965,399

LOSS FROM OPERATIONS	(13,366)	(206,631)	(17,865,399)

OTHER INCOME (EXPENSES)

Interest expense	(5,923)	(34,389)	(247,886)
Interest income	-	-	1,748

Total Other Income (Expenses)	(5,923)	(34,389)	(246,138)

DISCONTINUED OPERATIONS	-	-	(1,149,550)

PROVISION FOR INCOME TAXES	-	-	-

NET LOSS	$(19,289)	$(241,020)	$(19,261,087)

BASIC LOSS PER SHARE	$(0.00)	$(0.03)

BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	73,333,473	7,206,172

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception of
			the Development
	For the Three Months		Stage on October
	Ended		1, 1992 Through
	March 31,		March 31,
	2009	2008	2009

OPERATING ACTIVITIES

Net loss	$(19,289)	$(241,020)	$(19,261,087)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	864	147	4,176
Common stock issued for services	48,450	140,000	6,194,861
Debt issuance costs	604	-	604
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	-	2,961	-
Increase (decrease) in accounts payable and
and accrued expenses	14,549	52,389	(277,142)

Net Cash Used by Operating Activities	45,178	(45,523)	(13,338,588)

INVESTING ACTIVITIES

Purchase of equipment	(70,000)	(890)	(87,174)

Net Cash Used by Investing Activities	(70,000)	(890)	(87,174)

FINANCING ACTIVITIES

Stock offering costs paid	-	-	(50,650)
Change in notes payable	-	(31,610)	(136,604)
Common stock issued for cash
and subscriptions receivable	25,000	79,843	13,613,222

Net Cash Provided by Financing Activities	25,000	48,233	13,425,968

NET INCREASE (DECREASE) IN CASH	178	1,820	206

CASH AT BEGINNING OF PERIOD	28	29	-

CASH AT END OF PERIOD	$206	$1,849	$206

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

Common stock issued for services	$48,450	$140,000	$6,194,861
Debt paid with common stock	-	-	218,747

The accompanying notes are an integral part of these financial statements.

W2 ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2009 and December 31, 2008

NOTE 1 -                CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements.  The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 -                SIGNIFICANT EVENTS

Equity Activity

During the three months ended March 31, 2009, the Company issued 16,500,000 shares of common stock to various unrelated entities as payment for services rendered.  These shares were issued at prices ranging from $0.0014 to $0.01025 per share, for a total of $48,450.  The Company also issued an additional 6,000,000 shares of common stock for cash, at prices from $0.00375 to $0.005 per share, for total cash proceeds of $25,000.

License Agreement with Alpha Renewable Energy, LLC

On January 19, 2009, the Company entered into a License Agreement for the country of India, effective December 30, 2008, with Alpha Renewable Energy, LLC (“Alpha”).  Under the terms of the Agreement, the Company agrees to license certain proprietary technology, equipment and expertise to be used in the creation of synthetic diesel and electricity from biomass in the country of India.  The Agreement term is ten years.  As consideration under the Agreement, Alpha agreed to pay $500,000 to the Company, with $100,000 payable upon execution of the agreement, and the remaining $400,000 payable upon the satisfaction of certain benchmarks in production.  The Company received the first $100,000 under the terms of the Agreement in February, 2009.

W2 ENERGY, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2009 and December 31, 2008

NOTE 3 -                SIGNIFICANT EVENTS (Continued)

Asset Purchase from Blue Vista Technologies, Inc.

On January 19, 2009, the Company entered into an Asset Purchase and License Agreement with Blue Vista Technologies, Inc, whereby the Company purchased a mobile plasma waste treatment facility for $50,000, in the form of a convertible debenture.  The convertible debenture has a term of two years, bears interest at a rate of 12.0% per annum, and has an exercise price of $0.05 per share.  The Company recognized an expense of $604 relating to the conversion feature of this convertible debenture.

Asset Purchase from Kinectrics, Inc.

On February 2, 2009, the Company entered into an Agreement of Purchase and Sale with Kinectrics, Inc., whereby the Company purchased a DC-powered graphite electrode plasma furnace and internal combustion engine generator for the sum of $375,000.  The amount is payable in cash installments, with the final payment due to be made in January, 2010.  The Company has recorded a liability in the amount of $375,000 relating to this purchase.

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

During the quarter ended March 31, 2009, we generated our first revenues from our technologies.  Our development plan is to enter into joint venture relationships and strategic partnerships with third parties to help develop these technologies because they are very capital intensive.  To date, we have been successful in entering into several relationships that we think have the potential to generate more revenue in the near future.  Prior to this quarter, essentially all of our activities have been focused on developing these relationships and becoming a reporting issuer under the Securities Exchange Act of 1934.

ITEM 2	Managements Discussion and Analysis of Financial Condition and Results of Operations - continued

Three Months Ended March 31, 2009 and 2008

Results of Operations

Our revenues, operating expenses, income (loss) from operations, other income (expenses), and net income (loss) for each of the quarters ended March 31, 2009, March 31, 2008, and December 31, 2008 are as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Three Months Ended December 31, 2008

Revenues	$100,000	$-	$-
Operating expenses:
Research and development	15,000	-	-
General and administrative	44,412	57,599	75,566
Consultation fees	53,954	149,032	92,838
Income (loss) from operations	(13,366)	(206,631)	(168,404)
Other income (expenses)	(5,923)	(34,389)	(12,086)
Net income (loss)	$(19,289)	$(241,020)	$(180,490)

Revenue

Our revenue for the three months ended March 31, 2009 was $100,000.  This represents the first revenue we have generated since inception, and was earned and received as part of a license agreement for our technology.  Although we may earn additional revenue under the same license agreement, we must achieve certain milestones first.  As a result, we are still a development stage company and our independent auditors have expressed doubt about our ability to continue as a going concern.

Research and development

We spent $15,000 on research and development for the three months ended March 31, 2009, compared to zero for the three months ended March 31, 2008 and the December 31, 2008, respectively.  The research and development expense related to our catalyst project.

General and administrative expenses

We incurred general and administrative expenses of $44,412 for the three months ended March 31, 2009, compared to $57,599 and $75,566 for the three months ended March 31, 2008 and December 31, 2008, respectively.  Our general and administrative expenses for all periods consisted primarily of legal and accounting fees.

Consulting fees

We incurred $53,954 in consulting fees for the three months ended March 31, 2009, compared to $149,032 and $92,838 for the three months ended March 31, 2008 and December 31, 2008, respectively.  Most of these consulting fees were paid for with issuances of common stock and related to professional services and various other business development services.   The consulting fees were significantly lower in the three months ended March 31, 2009 because of the Company’s lower stock price and the decrease in our utilization of consulting services during the period.

ITEM 2	Managements Discussion and Analysis of Financial Condition and Results of Operations - continued

Other Income (Expenses)

Our total other expenses were ($5,923) for the three months ended March 31, 2009, which consisted entirely of interest expense, compared to $(34,389) and $(12,086) for the three months ended March 31, 2008 and December 31, 2008, respectively, which again consisted entirely of interest expense.

Net Income (Loss)

We had a net loss of $(19,289) for the three months ended March 31, 2009, compared to $(241,020) and $(180,490) for the three months ended March 31, 2008 and December 31, 2008, respectively.  The decrease in net loss for the three months ended March 31, 2009 was primarily a result of our first revenues, coupled with the decreased consulting fees paid in stock as described above.

Liquidity and Capital Resources

Introduction

As of March 31, 2009, we had total current assets of $206 and total current liabilities of $714,996.  During the period from October 1, 1992 (inception) through March 31, 2009, we incurred a net loss of $19,261,087.

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

ITEM 2	Managements Discussion and Analysis of Financial Condition and Results of Operations - continued

Our cash, total current assets, total assets, total current liabilities, and total liabilities as of March 31, 2009 and December 31, 2008 were:

	As of March 31, 2009	As of December 31, 2008	Change

Cash and cash equivalents	$206	$28	$178
Total current assets	206	28	178
Total assets	508,209	13,895	494,314
Total current liabilities	714,996	275,447	439,549
Total liabilities	1,098,422	658,873	439,549

Our total assets increased by $494,314 from December 31, 2008 to March 31, 2009 primarily as a result of equipment purchases during the quarter.  Our current liabilities and total liabilities increased by $439,549 during the same time period primarily as a result of these same transactions.

Cash Requirements

We intend to use our available funds for working capital purposes.

Sources and Uses of Cash

Operating Activities

Our net cash provided by operating activities was $45,178 for the three months ended March 31, 2009, compared to $(45,523) for the three months ended March 31, 2008.  Our positive operating cash flows during the three months ended March 31, 2009 were primarily the result of a net loss from operations of $19,289, which was offset by (i) the issuance of $48,450 in common stock for services, and (ii) an increase of $14,549 in accounts payable and accrued expenses.  Our net cash used in operating activities was $13,313,588 for the period from October 1, 1992 (inception) through March 31, 2009.

Investing Activites

Our net cash used in investing activities was $70,000 for the three months ended March 31, 2009, compared to $890 for the three months ended March 31, 2008.  Our investing activities for the current period consisted of the purchase of various fixed assets.  Our net cash used in investing activities for the period from inception on October 1, 1992 through March 31, 2009 was $87,174.

Financing Activities

Our net cash provided by financing activities was $25,000 for the three months ended March 31, 2009, compared to $48,233 for the three months ended March 31, 2008.  Our net cash provided by financing activities was $13,425,968 for the period from October 1, 1992 (inception) through March 31, 2009, and was primarily the result of the sale of our common stock.

ITEM 2	Managements Discussion and Analysis of Financial Condition and Results of Operations - continued

Critical Accounting Policies

Our accounting policies are fully described in Note 2 to our audited consolidated financial statements.  The following describes the general application of accounting principles that impact our consolidated financial statements.

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

ITEM 4T	Controls and Procedures - continued

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

ITEM 4T	Controls and Procedures - continued

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

On January 9, 2009, we issued 2,000,000 shares of our common stock, restricted in accordance with Rule 144, to one investor in exchange for cash of $10,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations.

On each of January 9, 2009 and January 23, 2009, we issued 4,000,000 shares (for a total of 8,000,000 shares) of our common stock, restricted in accordance with Rule 144, to Mazuma Corp. in exchange for services rendered.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholder was accredited and familiar with our operations.

On January 21, 2009, January 23, 2009, February 2, 2009, and March 25, 2009, we issued 2,000,000, 3,500,000, 1,000,000, and 2,000,000 shares, respectively, of our common stock, restricted in accordance with Rule 144, to four different shareholders in exchange for services rendered.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the shareholders were sophisticated and familiar with our operations.

On February 6, 2009, we issued 4,000,000 shares of our common stock, restricted in accordance with Rule 144, to Mazuma Corp in exchange for cash of $15,000.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was sophisticated and familiar with our operations.

ITEM 3	Defaults Upon Senior Securities

There have been no events that are required to be reported under this Item.

ITEM 4	Submission of Matters to a Vote of Security Holders

There have been no events that are required to be reported under this Item.

ITEM 5	Other Information

There have been no events that are required to be reported under this Item.

ITEM 6	Exhibits

Item No.	Description

3.1 (1)	Certificate of Incorporation of World Wise Technologies, Inc.

3.2 (1)	Amended Certificate of Incorporation of World Wise technologies, Inc.

3.3 (1)	Amended Certificate of Incorporation of W2 Energy, Inc.

3.4 (2)	Certificate of Designation of Class A Convertible Preferred Stock filed November 13, 2007

3.5 (1)	Bylaws of W2 Energy, Inc.

10.1 (3)	Asset Purchase and License Agreement dated Effective as of January 12, 2009

10.2 (4)	Agreement of Purchase and Sale dated Effective as of February 2, 2009

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form 10SB-12G filed with the Commission on June 1, 2007.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q filed with the Commission on November 19, 2008.

(3)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on January 22, 2009.

(4)	Incorporated by reference from our Current Report on Form 8-K filed with the Commission on February 5, 2009.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

W2 Energy, Inc.

Dated: June 8, 2009		/s/ Michael McLaren
	By:	Michael McLaren
President, Chief Executive Officer,
Chief Financial Officer,
Principal Accounting Officer, & Director